Form 10-K405
period 1996-12-28
GENERAL BEARING CORP
filed 1997-03-28
CIK 1026221

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                               FORM 10-K
 (Mark One)
         [ X ]   Annual Report Pursuant to Section 13 or 15(d) of the
                      Securities Exchange Act of 1934

For the fiscal year ended December 28, 1996


                                                 OR
 [  ]  Transition Report Pursuant to Section 13 or 15(d) of the

                   Securities Exchange Act of 1934
For the transition period from  .................. to..................

                    Commission file Number 0-22053

                      GENERAL BEARING CORPORATION
                      ---------------------------
        (Exact name of registrant as specified in its charter)

         Delaware                                      13-2796245
         --------                                      ----------
 (State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                 Identification No.)

44 High Street, West Nyack, New York                   10994
------------------------------------                   -----
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: (914) 358-6000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                Common  Stock $.01 par value per share
              --------------------------------------------
                           (Title of class)

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes   [  ] No

 Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                           [ X]

 At March 24, 1997 the aggregate market value of the Registrant's outstanding common stock, $.01 par value per share, held by non-affiliates, was $5,775,250, based on the closing sale price as reported March 24, 1997 on The NASDAQ Small Cap Market.

At March 24, 1997, the Registrant had issued and outstanding 3,900,000 shares of common stock, $.01 par value per share.

                  DOCUMENTS INCORPORATED BY REFERENCE

     None of the documents indicated on Form 10-K have been incorporated herein by reference.

     CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
          FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
           PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions.
In this Annual Report such statements may relate to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in orders from, a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                      GENERAL BEARING CORPORATION

                      ANNUAL REPORT ON FORM 10-K
              FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996


                           TABLE OF CONTENTS


                                                               Page No.
                                                               --------
PART I
   Item 1.   Business. . . . . . . . . . . . . . . . . . . . . .   1
   Item 2.   Properties. . . . . . . . . . . . . . . . . . . . .   9
   Item 3.   Legal Proceedings . . . . . . . . . . . . . . . . .  10
   Item 4.   Submission of Matters to a Vote of Security Holders  11

PART II
   Item 5.   Market for Registrant's Common Equity and Related
                Stockholder Matters . . . . . . . . . . . . . .   12
   Item 6.   Selected Financial Data . . . . . . . . . . . . . .  12
   Item 7.   Management's Discussion and Analysis of Financial
                Condition and Result of Operations . . . . . . .  13
   Item 8.   Financial Statements and Supplementary Data . . . .  17
   Item 9.   Change in and Disagreements with Accountants on
                Accounting and Financial Disclosure. . . . . . .  43

PART III
   Item 10.  Directors and Executive Officers of the Registrant.  44
   Item 11.  Executive Compensation. . . . . . . . . . . . . . .  46
   Item 12.  Security Ownership of Certain Beneficial Owners and
                Management . . . . . . . . . . . . . . . . . . .  47
   Item 13.  Certain Relationships and Related Transactions. . .  48

PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K  . . . . . . . . . . . . . .  52

                                PART I

Item 1. Business.

  General Bearing Corporation ("Company") manufactures, sources, assembles and distributes a variety of bearing components and bearing products, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings under the Hyatt(R) and The General(R) trademarks. The Company supplies original equipment manufacturers ("OEMs") and the industrial aftermarket principally in the United States ("U.S.") and Canada. The Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, office equipment, machinery and appliances.

  The Company operates in two divisions: the OEM Division, which supplies OEMs, and the Distribution Division, which serves distributors that supply the repair and maintenance aftermarket and small OEMs. Current OEM Division customers include automotive and locomotive divisions of General Motors Corporation ("GM"), Gunite Corporation ("Gunite"), Strick Corporation ("Strick"), Trinity Industries, Inc. ("Trinity"), Burlington Northern Railroad Co. ("Burlington Northern") and Xerox Corporation ("Xerox"). The Distribution Division has customers ranging in size from Motion Industries Inc. ("Motion Industries") and Applied Industrial Technology, each of which has more than 400 outlets, to independent single outlet operations. The Distribution Division's individual shipments are typically smaller in volume but have higher gross margins.

  Through flexibility in manufacturing and sourcing, as well as attentive customer service, the Company strives to be a reliable, innovative and cost effective provider of bearing components and products to the approximately $5 billion per year U.S. bearing market. The Company's strategy to accomplish this objective includes the following:

   * PROVIDE HIGH QUALITY PRODUCTS AND SUPERIOR CUSTOMER SERVICE. The Company maintains a detailed and extensive Quality Assurance Program and has been certified to the M 1003 standard by the Association of American Railroads ("AAR") and the MIL-I-45208 standard by General Dynamics, a military contractor. The Company currently is taking steps to obtain ISO 9001 and QS 9000 registrations from the International Standards Organization ("ISO"). The Company also requires that both its affiliated and unaffiliated suppliers conform to Company and customer quality and engineering standards. Certain of the Company's products also have been specifically certified by the AAR for use in and railroad cars. In addition, the Company has been qualified as an authorized supplier by leading automobile and truck trailer manufacturers (including GM, Fruehauf, Gunite, Stoughton Trailers, Inc. ("Stoughton"), and Strick), railroads (including Burlington Northern, the Atchison, Topeka and Santa Fe Railway ("Santa Fe"), Missouri Pacific Railroad Company ("Missouri Pacific"), Southern Pacific Rail Corporation ("Southern Pacific") and Norfolk Southern Corp. ("Norfolk Southern")) and national distributors of bearings, including Motion Industries and Bearings, Inc. These certifications and qualifications, which often take significant time to obtain because of testing and other requirements, enable the Company to supply large markets currently served by a limited number of competitors and to which the Company's access had been limited previously.

   * PRESENCE IN CHINA. In 1987, the Company formed a joint venture, Shanghai General Bearing Co. Ltd. ("SGBC"), in the People's Republic of China ("PRC") to establish a low cost, quality controlled source for bearings and bearing components. The Company has formed other joint ventures in the PRC, and it continues to investigate joint venture opportunities. The Company believes that potential customers in the U.S. intending to establish or expand manufacturing and other facilities in the PRC have, and will continue to have, an incentive to purchase bearings from the Company in order to satisfy Chinese counterpurchasing and local content requirements. In addition, on February 3, 1997, the U.S. Department of Commerce ("Commerce") granted the Company's joint venture, SGBC, partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result of SGBC receiving zero or de minimis antidumping margins for the periods from 1990 to 1993, ("4th, 5th and 6th Reviews" ), Commerce revoked the antidumping order as to SGBC in the 1993-1994 period ("7th Review"). As a result of the revocation, SGBC and the Company will no longer be required to participate in the annual reviews of the antidumping order conducted by Commerce. Timken has filed actions against the United States in the Court of International Trade challenging Commerce's final antidumping determinations of the 4th, 5th, 6th and 7th reviews. The Company knows of no such revocations pending for other companies and believes its own revocation provides it with a competitive advantage.

   * MANUFACTURING AND SOURCING FLEXIBILITY. The Company operates on the principle that a flexible method of combining product and component purchasing with its own manufacturing and assembly capabilities can provide customers with high quality products and cost advantages. The Company uses its manufacturing, engineering and purchasing expertise to determine the highest quality and most cost effective methods of production. The Company currently sources bearing components and products from over 20 factories outside the U.S. In order to maintain the Company's flexibility to change with the market, the Company typically limits the term of its supply contracts to one year.

   * NICHE MARKET PRODUCTS. Since 1992, the Company increasingly has emphasized the sale of special and niche market bearings. Special bearings are manufactured according to the design specifications of a particular customer, often in cooperation with the Company's engineering staff. Niche market bearings are used in specific industries served by a limited number of manufacturers and are often sold at higher profit margins than standard bearings. Sales of special and niche market bearings by the Company have increased by approximately 40% from fiscal 1993 to fiscal 1996.

   * IMPROVED FINANCIAL POSITION AND CUSTOMER CONFIDENCE. In September 1991, the Company filed for bankruptcy protection as a result of its inability to meet its obligations under a loan it incurred to acquire the assets of Hyatt Clark Industries ("Hyatt"), formerly a division of GM. In connection with the Company's reorganization, the Company took significant steps to improve its operations and financial position and reestablish the well-known Hyatt(R) brand. As a result of these efforts, the Company increased its sales from approximately $27.3 million in fiscal 1993, the last year in which the Company operated in bankruptcy, to approximately $38.3 million in fiscal 1996, and reported operating income of $3,201,000 for fiscal 1996 compared to an operating loss of $387,000 for fiscal 1993. Although there cannot be any assurance that it will be the case, and while the Company has no formal basis for determining the effect of the product recall on customer confidence, the Company believes that as a result of its recent initial public offering ("Offering") it may be redesignated as an approved vendor by certain of such distributors, enabling the Company to increase its distribution sales, and the Offering may enhance customer confidence in the Company's ability to undertake projects requiring greater capital commitments by the Company.

     As a result of the Company's improved financial condition, certifications and qualifications, a favorable operating environment for its Chinese joint ventures, its manufacturing and sourcing expertise and focus on niche markets, the Company believes it is well positioned to increase sales and profitability.

INDUSTRY OVERVIEW

  Based upon statistics published by Commerce, shipments of antifriction bearings and components in the U.S. exceeded $5.2 billion for 1995, an increase of 11% over 1994. There has been an approximately 5% annual rate of growth for antifriction bearings and components in the U.S. for the past 10 years. The industry's 1995 shipments included approximately $1.9 billion of ball bearings, $1.3 billion of tapered roller bearings, $900 million of other types of roller bearings, $450 million of mounted units and $589 million of bearing components. Timken dominates the tapered roller bearing market with estimated sales in excess of $1 billion. The Company competes in segments of each of these bearing classifications. The antifriction bearing industry historically has been cyclical in nature. However, long-term growth prospects are expected to continue as the demand for application products requiring antifriction bearings increases. Antifriction bearings are used in practically every industrial and consumer product requiring reliable, continuous circular motion.

PRODUCTS

  The Company and its joint ventures manufacture and market high quality, precision ball and roller bearings used in a broad range of applications including automotive and trucking (e.g., steering columns, wheels and axles), railcar and locomotive (e.g., wheel and axle assemblies), appliances (e.g., washing machines, fans and vacuum cleaners), lawn and garden implements (e.g., lawn mowers), office equipment (e.g., copiers), consumer products (e.g., bicycles), medical equipment (e.g., wheelchairs), material handling (e.g., conveyor assemblies and hand trucks), power tools (e.g., drills and lathes), chemical processing and the oil industry (e.g., drilling rigs).

  The Company sells approximately 2,000 products. The Company's product line includes standard and metric precision ball bearings, double row ball bearings, unground bearings, and special ball bearings. The Company offers its products in standard, modified, and custom designs where appropriate. The Company produces both special and niche market bearings. Special bearings are specifically manufactured to the requirements of a customer, as determined in cooperation with the

Company's engineering staff. Examples of these products include bearings for copier machines, automotive steering columns, postal equipment and wheelchairs. Niche bearings are bearings used in specific industries, and are produced by a limited number of manufacturers. The Company produces, under the Hyatt(R) brand, selected tapered roller bearings, spherical roller bearings and cylindrical roller bearings which are used in railroad, truck trailer, automotive and other industrial applications.

MANUFACTURING AND SOURCING

  The Company primarily manufactures and assembles bearings at its facilities in New York and New Jersey, and, since 1987, at the Company's joint venture facility, SGBC, in Shanghai, PRC. Although certain imports from various locations have been subject to antidumping duties since 1987, requiring importing companies to post cash deposits, SGBC, the Company's Chinese joint venture and principal source of imported product, has not been required to pay cash deposits for antidumping duties on tapered roller bearings imported from the PRC since 1991, based upon Commerce's final determination as to the fairness of SGBC's pricing that year. On February 3, 1997, Commerce granted the Company's joint venture, SGBC, partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result of SGBC receiving zero or de minimis antidumping margins for the 4th, 5th and 6th Reviews, Commerce revoked the antidumping order as to SGBC in the 7th Review. As a result of the revocation, SGBC and the Company will no longer be required to participate in the annual reviews of the antidumping order conducted by Commerce. Timken has filed actions against the United States in the Court of International Trade challenging Commerce's final antidumping determinations of the 4th, 5th, 6th and 7th reviews.

  The Company produces approximately 37% of the bearings that it sells and obtains an additional 24% from joint ventures in which it participates. The Company currently relies on approximately 82 unaffiliated manufacturers to produce the remaining 39% of the bearings and components that it distributes. The Company has no long-term contracts with its unaffiliated manufacturing sources. The Company attempts to maintain sourcing flexibility by not engaging in any purchasing contracts that exceed one year.

CHINESE JOINT VENTURES

  The Company has entered into joint ventures with factories in the PRC to enable it to secure a reliable source of high quality low cost bearings and bearing components. By entering into joint ventures, rather than long term manufacturing contracts, the Company is better able to monitor and control production and quality assurance by having access to the factories at both management and production levels. Furthermore, by sourcing from joint ventures, the Company is not required to incur inventory carrying costs, since the joint ventures typically hold all inventory until needed by the Company. The joint ventures also provide a far less capital intensive alternative to building Company-owned facilities.

  SGBC was established by the Company and Shanghai Roller Bearing Factory ("SRBF") in June 1987 as a joint venture limited liability company in accordance with PRC law for an initial term of ten years, which was recently extended to June 2008. SGBC produces tapered roller and ball bearings, which the Company imports into the U.S. for further assembly, inspection, testing and distribution. The Company contributed 25% of the initial capital of SGBC in the form of capital equipment valued by the parties at $750,000 and the Company's joint venture partner, SRBF, contributed 75% of the initial capital of SGBC in the form of facilities and equipment, valued by the parties at $1,500,000 and $750,000, respectively. Subsequently, SGBC's capital was increased by $2,500,000, with the Company contributing 25% of such amount in the form of capital equipment and SRBF contributing 75% of such amount in the form of additional facilities, equipment and cash. The Company is not required, however, to contribute additional capital.

  The Company has the exclusive right to sell the products of SGBC in the U.S. In 1994, 1995 and 1996, the Company imported $4,900,000, $5,500,000 and $5,800,000, respectively, in bearings from SGBC. Purchases are made upon terms and conditions established periodically by negotiation between the Company and SGBC and are subject to adjustment based upon certain events, including increases in the prices of raw materials. The Company is responsible for selecting and purchasing equipment and materials outside of the PRC. Governance, operations, distributions and the dissolution of SGBC are governed by PRC law and by SGBC's joint venture contract and articles of association. SGBC's eight-member Board of Directors, which consists of five directors chosen by SRBF and three directors chosen by the Company, exercises authority over the joint venture by majority vote. Certain decisions involving annual strategy, budgeting and production plans require the vote of at least one Director chosen by the Company. Unanimous consent of the Board of Directors is required for all fundamental corporate changes.

  Subject to PRC law and regulations providing for the payment of taxes, allocations to cover losses of prior years, and contributions to special funds for enterprise expansion, employee welfare and bonuses and general reserves, the profits of SGBC may be distributed, at the discretion of its Board of Directors, to the Company and SRBF in proportion to their registered capital contributions. A distribution of 450,000 Renminbi (the legal currency of the PRC) ("RMB")(approximately $51,967 at then current exchange rates) from 1993 operating profits was made by SGBC to the Company in February 1994. A distribution of another 740,000 RMB (approximately $89,156 at then current exchange rates) from 1994 operating profits, was declared in December 1995. The Company has agreed that this distribution will be invested in the Kong Qiao General Bearing Company ("SKGBC"), a proposed new joint venture between the Company and Shanghai Xinhua Industrial Corp. A distribution of 650,000 RMB ($78,313 at current exchange rates) from 1995 operating profits has been proposed by SGBC management and approved by the Board of Directors of SGBC. The joint venture contract and articles of association of SGBC provide that after the Company receives $1,375,000 in profits, its right to receive any additional dividends will terminate and all profits after that time will be distributed exclusively to SRBF. Furthermore, after termination of the joint venture, all equipment and machinery contributed by the Company will be turned over to SRBF without compensation to the Company.

  Wafangdian-Hyatt Bearing Manufacturing Co. Ltd. and Hyatt-ZWZ Bearing Corporation ("Wafangdian-Hyatt" and "Hyatt-ZWZ," respectively) were established pursuant to a Joint Venture Contract dated as of October 9, 1990, by and between the Company and Wafangdian Bearing Factory
("WBF"), a corporation organized under the laws of the PRC.

Wafangdian-Hyatt is a joint venture limited liability company formed in accordance with PRC law by the Company and WBF for an initial term of ten years. Wafangdian-Hyatt is situated in Wafangdian, PRC and manufacturers journal boxes, traction motor bearings and components for exclusive shipment to Hyatt- ZWZ, which prepares them for distribution by the Company. The Company contributed 25% of the initial registered capital of Wafangdian-Hyatt in the form of capital equipment valued by the parties at $250,000 and WBF contributed 75% of the initial registered capital of Wafangdian-Hyatt in the form of facilities and capital equipment valued by the parties at $750,000. Provisions with respect to pricing, governance, administration and distributions are substantially similar in all material aspects to those of SGBC.

  Wafangdian-Hyatt was terminated by the end of 1996 and all of its operations were assumed by Wafangdian General Bearing Co., Ltd. ("WGBC"), a new joint venture between World and Wafangdian Bearing Company. In its initial stage, it is proposed that WGBC will produce rear wheel automotive bearings in the PRC with machinery purchased from GM's Delphi plant in Bristol, Connecticut. The Company will sell the WGBC bearings in the U.S. In its second stage, it is proposed that WGBC will produce railroad bearings for sale in the U.S. by the Company.

 World has also granted to the Company options, exercisable prior to December 31, 1999, to purchase from World its interest in two joint ventures, Rockland Manufacturing Company ("Rockland") and WGBC, for $400,000 and $912,896 (subject to adjustment based on change in accounts payable by WGBC to World), respectively, representing the estimated capital contributions, advances for administrative expenses and other costs paid by World with respect to such ventures; provided, however, that if any such option is exercised after December 31, 1997, the applicable purchase price will be adjusted, to include any additional capital contributions made and administrative expenses incurred on behalf of the joint venture by World after such date.

QUALITY AND CUSTOMER SERVICE PROGRAMS

  In order to meet the need for quality products, the Company has focused on the development and implementation of appropriate systems and controls to ensure that proper levels of quality are established and consistently maintained. These systems are documented in the Company's Quality Assurance Manual, which is also used as part of the operating standard of the Company's joint ventures and certain other suppliers. The systems were designed with special requirements to meet customers' specifications. Over the years, the Quality Assurance Manual has been revised to keep abreast with new and revised customer and industry requirements. The systems control not only the activities of the Quality Assurance Department, but also receiving inspection, in-process inspection, final audit procedures, and certain activities of other departments of the Company. These include procedures for design engineering, procurement, manufacturing, assembly and distribution. The system has been audited by certain of the Company's customers and the Company has been certified to the M1003 standard by the AAR and the MIL-I-45208-A standard by General Dynamics, a military contractor.

  The Company is seeking to obtain ISO 9001 and QS 9000 registrations by December 1997. Both of these are comprehensive industry-wide quality control systems. ISO 9001 is similar to ISO 9002, a quality standard applicable to manufacturing companies promulgated by the ISO, but contains specifications regarding engineering and design as well as manufacturing. QS 9000, a standard jointly developed by GM, Ford and Chrysler, has all the basic systems of ISO 9001 with certain additional requirements specific to the automotive industry. GM has requested that the Company meet the QS 9000 certification by December 1997. The Company believes that it will meet such registrations by such date and that, if it cannot, GM will extend the date for obtaining registrations, although there can be no assurances that the Company's expectations will be satisfied.

  In order to obtain QS 9000 registration (which includes the requirements for ISO 9001) the Company has retained a full time consultant who has developed a 28 step program, which the Company believes should result in registration by November 1997, although there can be no assurances that the Company's expectations will be satisfied. The benchmarking of the Company's current Quality Assurance system disclosed the need for re-writing of certain procedures, including the Management Responsibility section which has already been completed. In addition, the benchmarking revealed the need to supplement the Quality Assurance and Design Control documentation and this has also been instituted. The next step in the registration process is the implementation of systems which will be accomplished when and as each respective system is developed, although delays in implementing the program could have an adverse impact on the registration process.

SALES, MARKETING AND CUSTOMERS

  The Company markets its products in the U.S. and abroad through ten salaried sales employees as well as 28 commissioned independent sales representative organizations, aggregating 95 sales persons. In addition, the Company has seven customer service representatives responsible for handling orders and providing sales support. Products sold through the OEM Division bear The General(R) label for ball bearings and the Hyatt(R) brand for all types of roller bearings.

  The Company participates in trade shows sponsored by the Truck Maintenance Council, Society of Automotive Engineers and the Railway Supply Association. The Company spent $105,000 on advertising for fiscal 1996 and it anticipates that its advertising budget for fiscal 1997 will be between $100,000 and $150,000.

  Current OEM customers include automotive and locomotive divisions of GM, Gunite (manufacturer of wheels and hubs for trucks and trailers), Strick (truck trailer manufacturer), Trinity (freight car manufacturer), Burlington Northern (railroad) and Xerox (office equipment manufacturer). The OEM Division has over 150 customers. The Distribution Division markets the same broad line of bearing products as the OEM division. The Distribution Division has over 1,200 customers, ranging in size from Motion Industries and Applied Industrial Technology, each of which has approximately 400 stores in the U.S., to independent single outlet operations. Since 1992, the Company increasingly has emphasized the sale of special and niche market bearings including certain tapered roller bearings. The OEM Division focuses on the transportation industry, specialty truck trailer manufacturers (to which the Company was the leading supplier in 1995), railroad locomotive and freight car manufacturers and automotive manufacturers. No customer accounted for more than 10% of the Company's consolidated revenues for fiscal 1996.

  The Distribution Division generally ships product within 24 hours of the time an order is placed. The OEM Division ships products within one to 365 days from the date an order is placed. Actual shipments are dependent upon production schedules of the Company's customers. The Company's arrangements with its North American customers typically provide that payments are due within 30 days following the date of shipment of goods. Foreign customers are generally required to pay by letter of credit. At December 28, 1996, in excess of 90% of accounts receivable were current or less than 30 days past due. Approximately 2.8% of accounts receivable were over 90 days old as of December 28, 1996.

EMPLOYEES

  As of December 31, 1996, the Company had 172 full-time employees, of whom 122 were engaged in production, shipping and receiving and maintenance, and 18 of whom were engaged in sales and marketing. 110 of the Company's employees engaged in production, shipping and receiving, and maintenance, are subject to collective bargaining and are represented by the United Brotherhood of Carpenters and Joiners of America, AFL-CIO, Local 3127 ("Union"). The current collective bargaining agreement with the Union expires on April 30, 1997. The Company believes that relations with its employees, including those subject to collective bargaining, are good. The Company has a 20 year relationship with the Union and has never experienced a Union work stoppage.

COMPETITION

  The ball and roller bearing industry is highly competitive. The Company believes that competition within the precision ball and roller bearing market is based principally on quality, price and the ability to meet customer delivery requirements. The Company's primary domestic and foreign competitors are Timken, SKF USA Inc., NSK Corporation, NTN Bearing Corporation of America, The Torrington Company and FAG Holding Corporation. Many of the Company's competitors have substantially greater financial resources than the Company. Management believes that the Company's manufacturing and sourcing capabilities and its reputation for consistent quality and reliability have positioned the Company for continued growth in both market share and sales.

PATENTS, TRADEMARKS AND LICENSES

  Except for The General(R) trademark and the license from GM with respect to the Hyatt(R) trademark ("Hyatt License"), the Company does not own any U.S. or foreign patents, trademarks or licenses that are material to its business. The Company does rely on certain data, including costing and customer lists, and the success of its business depends, to some extent, on such information remaining confidential. Each employee who may have access to confidential information is subject to a confidentiality agreement.

  Under the Hyatt License, the Company has exclusive use of the terms "Hyatt," "Hyatt Railway," "Hyatt Railway Products," "Hyatt Manufacturing," "Hyatt General" and most derivatives of "Hyatt" in connection with locomotive journal boxes, traction motor bearings and component parts thereof, and non-exclusive rights to such trademarks with respect to other products. The term of the Hyatt License extends until January 1, 2000, and may be renewed at the option of the Company for an additional ten year term. The Company paid GM an initial fee of $30,000 upon execution of the Hyatt License and has paid or will pay an annual licensing fee to GM in an amount increasing from $20,000 in 1990 to $35,000 in 1999. The fee payable by the Company upon the exercise of its option to renew the Hyatt License is based upon a benchmark of $27,500 indexed for inflation as of 1999.

ENVIRONMENTAL COMPLIANCE

  The Company's operations and products are subject to extensive federal, state and local regulatory requirements relating to pollution control and protection of the environment. Based on information compiled to date, management believes that the Company's current operations are in material compliance with applicable environmental laws and regulations, the violation of which would have a material adverse effect on the Company. There can be no assurance, however, that currently unknown matters, new laws and regulations, or stricter interpretations of existing laws and regulations will not materially affect the Company's business or operations in the future. In February, 1997, the Company and Realty preliminarily settled their previously disclosed action against Xerox on terms which, among other things, require the defendant to indemnify the Company for any third party claims resulting from the defendant's conduct in violation of applicable environmental regulations. See "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Recent Developments".

Item 2.  Properties.

  The Company leases facilities located in Union, New Jersey and West Nyack, New York, which have approximately 72,000 and 190,000 square feet of space, respectively. Management believes that the plants are adequate for the Company's present needs and anticipated expansion. The West Nyack facility, which is used principally for administrative, assembly, and distribution purposes, is owned by Realty and from January 1 to November 1, 1996 the Company held a month-to-month tenancy for the premises at a monthly rent of $61,885. Effective November 1, 1996, the Company and Realty entered into a lease for the West Nyack facility ("Lease"), which provides for an initial term expiring on October 31, 2003, and is renewable at the option of the Company for an additional six year term. The Company pays rent of $4.81 per square foot (or $912,840) annually, payable in monthly rent payments of $76,070. The Lease provides for an increase in the rent every other year, commencing in 1998, to the greater of (i) 106% of the next preceding year's rent or (ii) the preceding years rent multiplied by a fraction the numerator of which is the Consumer Price Index for the area including Rockland County or, if no such index is published, for Northern Jersey ("CPI") in effect 90 days prior to November 1 of the new rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. Simultaneously, the Company entered into a sublease with WMW Machinery Co. and World for approximately 31,000 and 5,500 square feet of the West Nyack facility, respectively. See "Item 13 - Certain Relationships and Related

Transactions." The lease for the Union facility, which is used principally for assembly, manufacturing and distribution purposes, expires on April 1, 1998, renewable at the option of the Company for an additional five year term. Rent expense for the Union location was approximately $204,000, $204,000 and $216,000 in 1994, 1995 and 1996,
respectively.

Item 3.  Legal Proceedings.

  On August 25, 1986, Timken, a U.S. producer of tapered roller bearings, filed a petition on behalf of the U.S. tapered roller bearing industry with both the ITC and Commerce seeking the imposition of antidumping duties on imports of tapered roller bearings from Japan, Italy, the former Yugoslavia, Romania, Hungary and the PRC. In May 1987, Commerce found that tapered roller bearings from each of the aforementioned countries were being sold in the U.S. at less than fair value, as determined by Commerce based upon an estimate of the foreign market value of tapered roller bearings (i.e. the price at which the same or similar merchandise is sold or offered for sale in the
principal markets of the home market country).   Commerce subsequently
issued an antidumping order imposing duties on the unfairly traded tapered roller bearings equal to the percentage difference between the selling prices in the U.S. and the foreign market value of the imported
tapered roller bearings during specified review periods.   Among
others, the order named SGBC, the Company's joint venture in the PRC. Importers subject to the antidumping order are required to post a cash deposit with the U.S. Customs Service equal to the antidumping margin percentage multiplied by the export price of any imported product covered by the dumping petition. On February 3, 1997, Commerce granted the Company's joint venture, SGBC, partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result of SGBC receiving zero or de minimis antidumping margins for the 4th, 5th and 6th Reviews, Commerce revoked the antidumping order as to SGBC in the 7th Review. As a result of the revocation, SGBC and the Company will no longer be required to participate in the annual reviews of the antidumping order conducted by Commerce. Timken has filed actions against the United States in the Court of International Trade challenging Commerce's final antidumping determinations of the 4th, 5th, 6th and 7th reviews. See "Item 7. Managements Discussion and Analysis of Results of Operations and Financial Conditions - Recent Developments".

  In 1986 the Company entered into a joint venture with a former East German trade agency pursuant to which the parties jointly owned, through a holding company called Alurop, WMW. Pursuant to the joint venture agreement, WMW was, by separate agency contract, granted the exclusive right to distribute certain East German machine tools in the United States. After the reunification of Germany in 1990, the Company's joint venture partner and its successors, including WEMEX, breached the joint venture agreement and the exclusive agency contract, causing damage to WMW by frustrating WMW's ability to sell machine tools and causing the rapid devaluation of its inventory. WMW could not ensure its customers that service and parts could be supplied, or that terms of the warranties could be met, causing its business to decline dramatically. The Company attempted unsuccessfully for a period of several years to amicably resolve the WMW dispute.

  In February 1995, however, WMW and the Company commenced an action in the U.S. District Court for the Southern District of New York against WEMEX, Werner P. Muender, Treuhandanstalt and Bundesanstalt fuer Vereinigungsbedingte Sonderaufgaben alleging, among other things, that:
(i) WEMEX breached a joint venture agreement with the Company and a commercial sales agency agreement with WMW and violated its duties to the Company and WMW arising under such agreements; (ii) the Company relied to its detriment upon promises made by WEMEX to support WMW's marketing efforts; and (iii) Werner P. Muender, the liquidator of WEMEX, wrongfully converted property of WMW to his benefit. WMW also is seeking a declaratory judgment that any indebtedness it may owe to WEMEX be extinguished or diminished to the extent of existing value of machine tools purchased by WMW from or through WEMEX. Defendants answered the complaint, denying the allegations therein, and WEMEX asserted counterclaims against: (i) WMW for goods sold and delivered in the amount of $9,507,337; (ii) Seymour I. Gussack and WMW Machinery Co. in the amount of $9,507,337, alleging that Seymour I. Gussack improperly caused the sale of WMW's assets to WMW Machinery Co.; and
(iii) the Company in the amount of $9,507,337, alleging that the Company breached its fiduciary duty to WEMEX by failing to provide the working capital requirements of WMW. WMW, the Company, WMW Machinery Co. and Seymour I. Gussack have denied any liability to WEMEX and believe its counterclaims to be without merit. However, there can be no assurance the case will be resolved in a timely manner or settled to the satisfaction of the Company. Furthermore, the enforcement of an award favorable to the Company may be subject to further review by German courts. Defendants have also moved to dismiss the action based on various grounds including, among others, the Foreign Sovereign Immunities Act of 1976, the Act of State Doctrine, forum non conveniens, legal insufficiency of certain claims and improper venue. WMW, the Company, WMW Machinery Co. and Seymour I. Gussack have opposed Defendants' motion for dismissal, and argued that, if the Court dismisses the Company's claims, it should also dismiss the Defendants' counterclaims. There can be no assurance, however, that if the court dismisses the action in its entirety, the Defendants will not institute an action in Germany, which may be a less favorable forum for the Company. In addition, if the Defendants prevail in their counterclaim against the Company for the amount claimed and the Company is unsuccessful in its claims against the Defendants, there would be a material adverse effect on the Company's financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders.
INAPPLICABLE

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
Matters.

   The Company's Common Stock has been quoted on the NASDAQ Small Cap market under the symbol "GNRL" since the Company's initial public offering effective February 7, 1997.

   The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

   At March 24, 1997, the Company believes it had in excess of 300 holders of Common Stock.

Item 6.  Selected Financial Data

   The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual report. See Management Discussion and Analysis of Financial Condition and Results of Operations.



General Bearing Corporation
Selected Financial Data

(In Thousands Except for Share and Per Share Data)



                                     Years Ended
---------------------------------------------------------------------------

                    December   December    December    December    December
                       26,        25,         31,         30,         28,
                      1992       1993        1994        1995        1996

---------------------------------------------------------------------------

STATEMENT OF
OPERATIONS DATA:

Sales               $27,155    $27,254    $37,032    $42,070    $38,362

Operating
income (loss)         $(345)     $(387)      $874       $354     $3,201

Income (loss)
before
extraordinary
item and
income tax
(benefit)           $(1,754)     $(365)      $255    $(2,229)    $1,998

Net income
(loss)              $(9,469)    $4,019       $363    $(1,729)    $2,198

Net income
(loss) per
share (before
extraordinary
item)(1)           $  (.39)    $  (.02)    $  .08    $  (.58)    $  .73

Net income
(loss) per
share(1)           $  (.39)    $   .17     $  .12    $  (.58)    $  .73
-----------------------------------------------------------------------



                                     Years Ended
------------------------------------------------------------------------
                    December   December   December   December   December
                       26,        25,        31,        30,        28,
                      1992       1993       1994       1995       1996
------------------------------------------------------------------------

BALANCE SHEET DATA:

Total Assets        $15,913    $17,618    $24,143    $27,086    $24,399

Long-term
debt (excluding
current portion)    $14,920     $4,512     $5,218     $4,817     $4,493

[FN]
(1)   Adjusted to reflect the 3,000 for one stock split in October 1996.



Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Fiscal 1996 compared to Fiscal 1995

      Sales.    The Company's sales decreased 8.8% from approximately 42.0 million in fiscal 1995 to approximately 38.4 million in fiscal 1996.
Sales of the OEM Division and the Distribution Division represented 62% and 38% of total sales in fiscal 1996, respectively, as compared to 66% and 34% of total sales in fiscal 1995. The decrease in sales between the two periods reflected a significant decline in the production of truck trailers, which resulted in a reduction of truck trailer bearing sales of approximately $4 million, despite an increase in the Company's market share for such bearings. In addition, a $300,000 reduction in sales of OEM ball bearings for various commodity applications was attributable to the Company's strategy to de-emphasize sales of certain low margin commodity bearings. These decreases in sales were partially offset by an increase in fiscal 1996 of approximately $1 million in sales of tapered journal bearings used in railroad freight cars.

      Cost of Sales.    The Company's cost of sales as a percentage of
sales decreased from 76.2% in fiscal 1995 to 72.8% in fiscal 1996.
The decrease was partially the result of the commencement of a program to increase efficiency in plant operations. This program entails the consolidation of operations between the Company's Union, New Jersey and West Nyack, New York facilities, which will simplify tooling, personnel and quality control functions. The consolidation of operations began in the first quarter of 1996. To date, the cost of consolidation has not been material and has been expensed as a component of cost of sales as incurred. The decrease of cost of sales as a percentage of sales also reflects the Company's strategy to de-emphasize sales of low margin commodity bearings. The Company operates on the principle that a flexible method of combining product and component purchasing with its own manufacturing and assembly capabilities can provide high-quality products and cost advantages.
In the last several years, the Company has increased its sourcing from joint venture partners and unaffiliated suppliers, and the Company believes that improvements in cost of sales and gross margins reflect in part cost savings associated with increased sourcing. The improvement in cost of sales as a percentage of sales also reflected the settlement with one of the Company's suppliers related to the tapered journal bearings recall which resulted in the cancellation of a Company payable to such supplier of approximately $220,000.

      Selling, General and Administrative Expenses.   Selling, general
and administrative expenses increased from $7.5 million in fiscal 1995 to $7.6 million in fiscal 1996, and as a percentage of sales, such expenses increased from 17.8% to 19.9%, respectively, due to a decrease in sales.

      Provision for Customer Damage Claims.    In April 1995, three
railroads reported to the AAR problems with eight of the Company's bearings that were attributed to misplaced seals. The Company agreed to recall approximately 10,000 tapered journal bearings. As a result, the Company recorded a special provision of approximately $2.2 million during fiscal 1995 representing an estimated liability for rework costs and customer damage claims. In comparison, during fiscal 1996, the Company recorded a credit of approximately $401,000, representing recovery for customer damage claims. Since the recall and the conditional reapproval in September 1995 of the Company's sale of tapered journal bearings, the Company's sales of the product have not attained previous levels, however, the recall is not expected to affect the future operations and financial position of the Company.

      Operating Income.    Operating income increased to approximately
$3.2 million in fiscal 1996 from approximately $354,000 in fiscal 1995. Operating income for fiscal 1995 reflects a customer damage claim of approximately $2.2 million recorded in that year. For fiscal 1996 the Company had recovery of approximately $621,000 relating to the recall.

      Other Income (Expense).    Other expenses decreased by 53.5% from
approximately $2.6 million in fiscal 1995 to $1.2 million in fiscal 1996. Fiscal 1995 included write-offs of the balance of the Company's
(i) equity investment in a subsidiary ($960,000) and (ii) goodwill ($93,333) due to uncertainty surrounding the future recovery of cash flows against these assets.

      Income Tax (Benefit).    For fiscal 1996, the Company accrued an
additional $200,000 benefit as compared to the benefit recorded in fiscal 1995, of $500,000, relating to the anticipated use of net operating loss carry-forwards. As of December 28, 1996, the Company has a deferred tax asset valuation reserve of $3.3 million which could be further reduced in the future.

      Net Income (Loss).    As a result of the factors discussed above,
net income increased to $2.2 million in fiscal 1996 from a net loss of approximately $1.7 million in fiscal 1995.

  FISCAL 1995 COMPARED TO FISCAL 1994

      Sales.    The Company's sales increased 13.6% to approximately
$42.1 million in fiscal 1995 from approximately $37.0 million in fiscal 1994. This increase in sales was attributable to increased penetration into the truck trailer bearing market, as well as the market for special bearings, locomotive journal boxes and ball bearings. Sales of the OEM Division increased 16.5% from approximately $23.8 million in fiscal 1994 to approximately $27.7 million in fiscal 1995 and represented 66% of total sales in fiscal 1995 as compared to 64% of total sales in fiscal 1994. Sales of the Distribution Division increased 8.5% to approximately $14.4 million in fiscal 1995 from approximately $13.3 million in fiscal 1994 and represented 34% of sales in fiscal 1995 as compared to 36% of sales in fiscal 1994.

      Cost of Sales.    Cost of sales increased by 12.6% to approximately
$32.1 million in fiscal 1995 from approximately $28.5 million in fiscal 1994, reflecting increased sales. However, cost of sales as a percentage of net sales declined from 76.9% in fiscal 1994 to 76.2% in fiscal 1995.

      Selling, General and Administrative Expenses.    Selling, general
and administrative expenses remained stable at approximately $7.5 million in fiscal 1995 compared to approximately $7.7 million in fiscal 1994. However, such expenses decreased as a percentage of sales to 17.8% in fiscal 1995 from 20.7% in fiscal 1994, reflecting the increase in sales and measures to control selling, general and administrative expenses.

      Provision for Customer Damage Claims.    In April 1995, three
railroads reported to the AAR problems with eight of the Company's bearings that were attributed to misplaced seals. The Company agreed to recall approximately 10,000 tapered journal bearings. As a result, the Company recorded a special provision of approximately $2.2 million in fiscal 1995 representing estimated liability for rework costs and customer damage claims.

      Operating Income.    As a result of the factors described above,
operating income decreased 59.5% to approximately $354,000 in fiscal 1995 from approximately $874,000 in fiscal 1994.

      Other Income (Expense).    Other expenses increased 317% to
approximately $2.6 million in fiscal 1995 from approximately $0.6 million in fiscal 1994. This increase reflected a 44.2% increase in interest expense to $1.4 million in fiscal 1995 from $1.0 million in fiscal 1994, primarily as a result of an increase in average borrowings under the Revolving Credit Facility to fund working capital requirements related to the increase in sales. Interest expense during fiscal 1995 also included $180,000 of interest accrued with respect to a Secured Note and 6% loans due December 1995 in the aggregate principal amount of $1,000,000 owed to World. In fiscal 1995, the Company had equity in income of an affiliate of approximately $79,000 compared to equity in the income of affiliates of approximately $403,000 during fiscal 1994. During fiscal 1995 the Company had other expenses of approximately $1.2 million compared to other expenses of approximately $32,000 in fiscal 1994 due to the write down of an investment in its Alurop subsidiary.

      Income Tax (Benefit).    For fiscal 1995, the Company accrued a
$500,000 benefit for anticipated use of net-operating loss carry-forwards, compared to no provision for income tax in fiscal 1994.

      Net Income (Loss).    Due to the provision for customer damage
claims and the write down of an investment in a subsidiary, the Company had a net loss in fiscal 1995 of approximately $1.7 million. For fiscal 1994, the Company had net income of $363,237.

  LIQUIDITY AND CAPITAL RESOURCES

      During the three years ended December 28, 1996, the Company's primary sources of capital have been net cash provided by operating activities, bank borrowings and financing from affiliates. Working capital requirements also have been financed through revolving credit borrowings. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. In 1996 there was an additional requirement for capital to fund expenses associated with the tapered journal bearing recall, as well as the absorption of the carrying costs of the build-up of inventory as the result of temporarily being prohibited from shipping tapered journal bearings during the recall until the conditional reapproval by the AAR in September 1995. These demands have been met through cash from operations and borrowings under the Revolving Credit Facility.

      On February 7, 1997, the Company successfully sold 900,000 shares of common stock to the public at $7 per share. The Company recognized net proceeds of approximately $5.1 million after expenses from the offering. The Company has used a portion of these proceeds as working capital and to pay down debts.

      At December 30, 1995, and December 28, 1996, the Company had working capital of approximately $2.8 million and $ 3.9 million respectively. Cash flow from operations for 1996 was $2.9 million as compared to $194,000 during 1995. The improvement in the Company's cash flow from operations primarily reflects an increase in results of operations in 1996.

      Historically, the Company has used cash provided by operations to fund a portion of its operating requirements and capital expenditures. The Company also has relied on borrowings under its $15.0 million Revolving Credit Facility with Bank of New York Commercial Corporation ("BNYCC")to fund operations. As of March 26, 1997, $2.5 million was available under the Revolving Credit Facility, which sums are secured by the Company's accounts receivable, inventory and various other assets. Upon receipt of the proceeds of the Company's recent initial public offering, the Company paid down $5.1 million of the Revolving Credit Facility. The Revolving Credit Facility currently terminates in June 1998 and will remain available through that date. The Revolving Credit Facility allows for borrowings, from time to time, not to exceed the lesser of $15.0 million or an amount equal to the sum of (i) 85% of eligible receivables, as defined, (ii) 50% of eligible inventory, as defined, consisting of raw materials, (iii) 50% of eligible inventory, as defined, consisting of finished goods, and
(iv) 50% of eligible inventory, as defined, in transit under letters of credit less the sum of the (x) the aggregate amount of outstanding letters of credit and (y) such reserves as the lender may reasonably deem proper and necessary from time to time. Based upon the Company's performance and 20 year relationship with BNYCC, the Company has requested and believes it may be able to obtain more favorable terms on the Revolving Credit Facility, although there can be no assurances it will be able to do so. The Revolving Credit Facility contains covenants that, among other things, limit the Company's ability to incur additional indebtedness and requires the Company to maintain certain levels of working capital and satisfy other financial tests.

As of December 28, 1996, the Company was in compliance with all other covenants under the Revolving Credit Facility.

      The Company anticipates that capital expenditures for the current fiscal year and the foreseeable future will be approximately $750,000 to $1.0 million per year. However, the Company, from time to time, may consider the implementation of programs to expand its operations, which could increase capital expenditures above such level.

      In June 1995, the Company obtained $1.56 million interim financing from BNYCC, bearing interest at the bank's base rate from time to time (8.25% at December 11, 1996) plus 2%. The term loan provides for 35 consecutive monthly payments of principal of $18,570, with the final payment due on July 1, 1998. Proceeds of the term loan were primarily used to reduce debt owed to World.

      The Company believes that funds generated from continuing operations, the net proceeds of the recently completed Offering and borrowings under the Revolving Credit Facility will be sufficient to finance the Company's anticipated working capital needs and capital expenditure requirements for at least the next 24 months.

INFLATION

      The effect of inflation on the Company has not been significant during the last two fiscal years.

Item 8. Financial Statements and Supplementary Data

                Index to Consolidated Financial Statements

                      GENERAL BEARING CORPORATION
                           AND SUBSIDIARIES

                  THREE YEARS ENDED DECEMBER 28, 1996


                            TABLE OF CONTENTS

                                                                  Page
                                                                  ----

      Report of Independent Certified Public Accountants . . . .  20 - 21

      Consolidated Balance Sheets, December 30, 1995
         and December 28, 1996 . . . . . . . . . . . . . . . . .  22

      Consolidated Statements of Operations for the Years
        Ended December 30, 1995 and December 28, 1996. . . . . .  23

      Consolidated Statements of Stockholders' Equity for
        the Years Ended December 30, 1995 and
        December 28, 1996. . . . . . . . . . . . . . . . . . . .  24

      Consolidated Statements of Cash Flows for the Years
         Ended December 30, 1995 and December 28, 1996 . . . . .  25

      Notes to Consolidated Financial Statements . . . . . . . .  29 - 39

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     General Bearing Corporation
     West Nyack, New York

     We have audited the accompanying consolidated balance sheets of General Bearing Corporation and subsidiaries as of December 30,
     1995 and December 28, 1996, and the related consolidated statements of operations, changes in stockholder's equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Bearing Corporation and subsidiaries as of December 30, 1995 and December 28, 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

     /s/ BDO Seidman, LLP

     BDO Seidman, LLP


     New York, New York
     March 21, 1997

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


     General Bearing Corporation
     West Nyack, New York

     We have audited the consolidated statements of operations, changes in stockholder's equity and cash flows of General Bearing Corporation and subsidiaries for the year then ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of General Bearing Corporation and subsidiaries for the year ended December 31, 1994, in conformity with generally accepted accounting principles.

     /s/ Ferro, Berdon & Company, LLP

     Ferro, Berdon & Company, LLP


     New York, New York
     March 24, 1995

                         GENERAL BEARING CORPORATION
                         ---------------------------
                              AND SUBSIDIARIES
                              ----------------

                         CONSOLIDATED BALANCE SHEETS
                         ---------------------------

                                         December 30,        December 28,
                                             1995               1996
                                         ------------        ------------
            ASSETS

Current:
 Cash                                    $    50,735         $    12,969
 Accounts receivable - trade, less
   allowance for doubtful accounts of
   $255,000 and $235,000                   6,044,042           4,575,493
 Inventories                              16,626,234          13,898,595
 Prepaid expenses and other current
  assets                                     184,139             467,081
 Advances to parent and affiliates           215,350             710,397
                                             -------             -------

     Total current assets                 23,120,500          19,664,535
                                          ----------          ----------

Fixed assets, net                          2,480,170           2,604,670
                                           ---------           ---------
Investments and advances:
 Investments in affiliates                   687,454             687,454
 Advances to affiliate                       255,824             255,824
                                             -------             -------
                                             943,278             943,278
                                             -------             -------

Deferred tax asset, net                      500,000             700,000
                                             -------             -------

Other assets                                  42,460             486,182
                                              ------             -------

Total Assets                            $ 27,086,408        $ 24,398,665
                                        ============        ============

   LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
 Note payable - bank                   $ 10,862,894         $  9,526,484
 Accounts payable:
   Trade                                  4,811,677            1,998,361
   Affiliates                             1,398,525            1,774,013
 Accrued expenses and other current
   liabilities                            1,467,563            2,245,386
 Accrued customer damage claims           1,564,742                    -
 Current maturities of long-term debt       222,840              222,840
                                            -------              -------

     Total current liabilities           20,328,241           15,767,084
                                         ----------           ----------

Long-term debt, less current maturities:
 Bank                                     1,225,740           1,002,900
 Parent                                   2,875,142           2,750,142
 Affiliate                                  716,422             739,588
                                            -------             -------

     Total long-term liabilities          4,817,304           4,492,630
                                          ---------           ---------

Commitments and contingencies

Stockholder's equity:
 Preferred stock par value $.01 per share
  - shares authorized 1,000,000 none
    issued and outstanding                        -                   -
 Common stock par value $.01 per share
  - shares authorized 19,000,000, issued
    and outstanding 3,000,000                30,000              30,000
 Additional paid-in capital              23,654,524          23,654,524
 Deficit                                (21,743,661)        (19,545,573)
                                        -----------         -----------

     Total stockholder's equity           1,940,863           4,138,951
                                          ---------           ---------

Total liabilities and stockholder's
  equity                               $ 27,086,408        $ 24,398,665
                                       ============        ============

     SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                      GENERAL BEARING CORPORATION
                      ---------------------------
                           AND SUBSIDIARIES
                           ----------------

                CONSOLIDATED STATEMENTS OF OPERATIONS
                -------------------------------------

                                                Years Ended
                                 -----------------------------------------
                                 December 31,   December 30,   December 28,
                                     1994           1995          1996
                                 -----------    -----------    -----------

Sales                            $37,031,669    $42,070,000    $38,362,128
Cost of sales                     28,483,348     32,068,789     27,926,232
                                  ----------     ----------     ----------

  Gross profit                     8,548,321     10,001,211     10,435,896

Selling, general and
  administrative expenses          7,674,250      7,495,208      7,635,824
Provision (recovery) - customer
  damage claims                            -      2,152,000       (400,959)
                                         ---      ---------       --------

  Operating income                   874,071        354,003      3,201,031
                                     -------        -------      ---------

Other (income) expense:
  Interest, net, including $210,000,
    $180,000, $54,261 to parent      989,912      1,428,451      1,223,143
  Equity in income of affiliate     (403,071)       (78,587)             -
  Other                               32,268      1,233,039        (20,200)
                                      ------      ---------         ------

                                     619,109      2,582,903      1,202,943
                                     -------      ---------      ---------
  Income (loss) before income
    tax benefit and extraordinary
    income                           254,962     (2,228,900)     1,998,088

Income tax benefit                         -       (500,000)      (200,000)
                                         ---       --------       --------

  Income(loss) before extraordinary
    income                           254,962     (1,728,900)     2,198,088

Extraordinary income - settlement of
    debts at a discount              108,275              -              -
                                     -------            ---            ---

         Net income (loss)        $  363,237    $(1,728,900)    $2,198,088
                                  ==========    ===========     ==========

Income (loss) per common share:
      Income(loss) before
        extraordinary income           $ .08       $   (.58)        $  .73
      Extraordinary income               .04              -              -
                                         ---            ---            ---

         Net income (loss)             $ .12       $   (.58)        $  .73
                                       =====       ========         ======

Weighted average number of
  common shares                    3,000,000      3,000,000      3,000,000

        SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                        GENERAL BEARING CORPORATION
                        ---------------------------
                             AND SUBSIDIARIES
                             ----------------

                     CONSOLIDATED STATEMENTS OF CHANGES
                     ----------------------------------
                           IN STOCKHOLDERS' EQUITY
                           -----------------------


                          Preferred Stock            Common Stock
                        --------------------     ----------------------
                          Shares     Amount       Shares        Amount
                          ------     ------       ------        ------

Balance,
 December 25,  1993                 $            3,000,000    $ 30,000
Net income                    -           -              -           -
                            ---         ---            ---         ---
Balance,
 December 31, 1994                               3,000,000      30,000
Net loss                      -           -              -           -
                            ---         ---            ---         ---
Balance,
 December 30, 1995                               3,000,000      30,000
Net income                    -           -              -           -
                            ---         ---            ---         ---
Balance,
 December 28, 1996            -     $     -      3,000,000    $ 30,000
                            ===     =======      =========    ========


                                     Additional
                                     paid-in
                                     capital            Deficit
                                    ------------     ------------

Balance,
 December 25, 1993                  $ 23,654,524     $(20,377,998)
Net income                                     -          363,237
                                             ---          -------
Balance,
 December 31, 1994                    23,654,524      (20,014,761)
Net income                                     -       (1,728,900)
                                             ---       ----------
Balance,
 December 30, 1995                    23,654,524      (21,743,661)
New income                                     -        2,198,088
                                             ---        ---------
Balance,
 December 28, 1996                  $ 23,654,524     $(19,545,573)
                                    ============     ============



     SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                          GENERAL BEARING CORPORATION
                          ---------------------------
                                AND SUBSIDIARIES
                                ----------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                   Year ended
                                   ------------------------------------------
                                   December 31,    December 30,   December 28,
                                       1994            1995          1996
                                   ------------    ------------   -----------
Cash flows from operating
  activities:
  Net income (loss)               $    363,237   $ (1,728,900)   $ 2,198,088
Add (deduct) noncash items
  charged (credited) to income:
  Extraordinary income                (108,275)             -              -
  Deferred income taxes                      -       (500,000)      (200,000)
  Depreciation and amortization        505,447        520,082        557,208
  Equity in (income) loss of
    affiliate                         (403,071)       (78,587)             -
  Revaluation of equity
    investment                               -        960,000              -
  Revaluation of goodwill                    -         93,333              -
  (Gain) loss on disposal of
    equipment and improvements         (24,073)       144,967        (17,838)
Other                                   (9,787)        64,928              -
  Add (deduct) changes in operating
   assets and liabilities:
    Accounts receivable             (1,345,403)      (457,381)     1,468,549
    Inventories                     (4,757,159)    (2,963,603)     2,727,639
    Prepaid expenses and other
      assets                          (183,484)       169,234       (730,093)
    Due to (from) affiliates          (399,601)       617,296        497,782
    Accounts payable and accrued
      expenses                       1,665,002      1,788,263     (2,035,493)
Accrued customer damage claims               -      1,564,742     (1,564,742)
                                           ---      ---------     ----------

        Net cash provided by
        (used in) operating
        activities                  (4,697,167)       194,374      2,901,100
                                    ----------        -------      ---------
Cash flows from investing activities:
  Equipment purchases                 (253,892)    (1,111,653)      (681,641)
  Sale of machinery                     86,000              -         21,200

        Net cash used in
        investing activities          (167,892)    (1,111,653)      (660,441)
                                      --------     ----------       --------

Cash flows from financing activities:
  Proceeds from long-term debt - bank        -      1,560,000              -
  Repayment of long-term debt - bank         -       (111,420)      (222,840)
  Increase (decrease) in note
    payable-bank                     4,158,002        892,785     (1,336,410)
  Proceeds from long-term debt and
    other balances - parent            500,000              -              -

  Repayment of long-term debt and
     other balances - parent           (50,918)    (1,440,304)      (719,175)
                                       -------     ----------       --------

        Net cash provided by
        (used in) financing
        activities                   4,607,084        901,061     (2,278,425)
                                     ---------        -------     ----------

Net decrease in cash                  (257,975)       (16,218)       (37,766)

Cash, beginning of year                324,928         66,953         50,735

Cash, end of year                 $     66,953   $     50,735    $    12,969
                                  =     ======   =     ======    =    ======

      SEE ACCOMPANYING SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                     GENERAL BEARING CORPORATION
                     ---------------------------
                          AND SUBSIDIARIES
                         ----------------

             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
             ------------------------------------------


THE COMPANY            General Bearing Corporation ("General") and
                       subsidiaries (collectively, the "Company") manufactures, sources, assembles and distributes ball bearings, including standard radial, electric motor quality, tapered roller and traction motor ball bearings, used in a broad range of industrial applications. The Company supplies bearings to original equipment manufacturers and to manufacturing industries, railroad companies and the industrial aftermarket primarily in the United
                       States and Canada. The Company also markets bearings for freight cars and locomotives worldwide. The
                       Company is a wholly-owned subsidiary of World
                       Machinery Company ("World" or "Parent").

PRINCIPLES OF          The accompanying consolidated financial statements
 CONSOLIDATION         include the accounts of General and its majority-
                       owned subsidiaries. Investments in 20%- to 50%-owned companies are accounted for on the equity method.

                       All significant intercompany accounts and transactions have been eliminated.

INVENTORIES            Inventories are stated at the lower of cost
                       (first-in, first-out method) or market.

FIXED ASSETS           The cost of depreciable plant and equipment is
                       depreciated for financial reporting purposes over the estimated useful lives using the straight-line or declining balance methods. The estimated lives for each property classification are as follows:

                       ---------------------------------------------------

                       Machinery and equipment               3 to 10 years

                       Furniture and fixtures                     10 years

                       Transportation equipment               3 to 5 years

                       Leasehold                   Lesser of life of lease
                        improvements                        or useful life
                       ---------------------------------------------------

                       Expenditures for maintenance, repairs and minor renewals or betterments are charged against income. Major renewals and replacements are capitalized

                             GENERAL BEARING CORPORATION
                             ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     ------------------------------------------

REVENUE                The Company recognizes revenue when products are
  RECOGNITION          shipped.

REPORTING PERIOD       The reporting period for the Company is a 52-53 week
                       period ending on the last Saturday in December.
                       There were 52 weeks in the period ended December 30, 1995 and December 28, 1996 and 53 weeks in the period ended December 31, 1994.

INCOME TAXES           The Company files a consolidated Federal income tax
                       return with its Parent and separate state and local tax returns. Federal income taxes are calculated as if the Company filed its tax return on a separate return basis.

                       Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

USE OF ESTIMATES       The preparation of financial statements in
                       conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ESTIMATED FAIR         Statement of  Financial accounting Standards
  VALUE OF             ("SFAS") No. 107, "Disclosure About Fair Value of
  FINANCIAL            Financial Instruments", requires disclosures of fair
  INSTRUMENTS          value information about financial instruments, for
                       which it is practicable to estimate the value, whether or not recognized on the balance sheet.

                       The fair value of financial instruments, including cash, accounts receivable and accounts payable, approximate their carrying value because of the current nature of these instruments. The carrying amounts of the Company's note payable - bank and long-term debt - bank approximate fair value because the interest rates on these instruments are subject to changes with market interest rates. It is not practical to determine the fair value of receivables from, payables to and long-term debt payable to the parent and affiliates because of the nature of their terms. The repayment terms are subject to managements' discretion.

                             GENERAL BEARING CORPORATION
                             ---------------------------
                                  AND SUBSIDIARIES
                                  ----------------

                     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                     ------------------------------------------


CONCENTRATIONS         The Company extends credit based on an evaluation of
  OF CREDIT RISK       the customer's financial condition, generally
                       without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.


LONG-LIVED ASSETS      Long-lived assets, such as goodwill and property and
                       equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. This policy is in accordance with Statement of Financial Accounting
                       Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which is effective for fiscal years beginning after December 15, 1995. The Company elected early adoption of this standard and has, accordingly, written down its goodwill as of December 30, 1995
                       (Note 11).

STOCK-BASED            In October 1995, the Financial Accounting Standards
  COMPENSATION         Board issued Statement of Financial Accounting
                       Standards No. 123, "Accounting for Stock-Based
                       Compensation" ("SFAS No. 123"). SFAS No. 123 requires entities which have arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock to either record the fair value of the arrangements or disclose the proforma effects of the fair value of the arrangements. The
                       Company has adopted the disclosure method of SFAS
                       No. 123. The adoption of this method did not effect the Company's financial position, operating results or cash flows.

EARNINGS PER           Earnings per common share are computed on the basis
  COMMON SHARE         of the weighted average number of common shares
                       outstanding during the year.

DEFERRED               Costs incurred in connection with the public offering
  REGISTRATION         have been deferred and are included in other assets.
  COSTS                These costs will be offset against the proceeds of
                       the offering in fiscal 1997.

RECENT ACCOUNTING      In February 1997, the Financial Accounting Standards
  STANDARDS            Board issued Statement of Financial Accounting
                       Standards No. 128, "Earnings Per Share"  ("SFAS No.
                       128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.

                             GENERAL BEARING CORPORATION
                             ---------------------------
                                  AND SUBSIDIARIES
                                  ----------------

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ------------------------------------------


1.   INITIAL           In February, 1997, the Company completed an
       PUBLIC          initial public offering ("IPO") in which 900,000
       OFFERING        shares of  common stock were sold for $ 7 per share
                       for a total consideration of $ 6.3 million. Net proceeds received by the Company amounted to $ 5.1 million. The Company has used a portion of these proceeds as working capital and to pay down debt.


2.   INVENTORIES       Inventories consist of the following:


                                            December 30,     December 28,
                                               1995             1996
                       --------------------------------------------------

                       Finished goods       $11,134,414       $6,958,972

                       Raw materials,
                         purchased parts
                         and work-in-
                         process              5,491,820        6,939,623
                       --------------------------------------------------
                                            $16,626,234      $13,898,595
                       ==================================================


3.   FIXED ASSETS      Fixed assets consist of the following:


                                            December 30,     December 28,
                                                1995            1996
                       --------------------------------------------------

                       Machinery and
                         equipment           $6,071,074       $4,802,427

                       Furniture and
                         fixtures               608,468          393,298

                       Leasehold
                         improvements           389,729          469,587

                       Transportation
                         equipment               88,893           36,136
                       ----------------------------------------------------

                                              7,158,164        5,701,448

                       Less:  Accumulated
                               depreciation
                               and
                               amortization   4,677,994        3,096,778
                       ---------------------------------------------------

                                             $2,480,170       $2,604,670
                       ===================================================

                              GENERAL BEARING CORPORATION
                              ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


                        Depreciation and amortization expense was $505,447, $518,368 and $ 553,779 for the years 1994, 1995 and
                        1996, respectively.

                        The Company purchased, through an affiliate, $750,000 of machinery and equipment in 1995 which, as of December 28, 1996, has not been placed into service.

4.  OTHER ASSETS        Other assets consist of the following:

                                             December 30,       December 28,
                                                1995               1996
                        ------------------------------------------------------

                        Security deposits
                          and other           $20,174             $17,325

                        Deferred loan
                          costs                22,286               8,857

                        Deferred registration
                          costs                     -             450,000
                        -----------------------------------------------------
                                              $42,460            $486,182
                        =====================================================

5.  INVESTMENTS AND
    ADVANCES

                                              December 30,       December 28,
                                                 1995                1996
                        ----------------------------------------------------

                        Investments in
                          affiliates:
                          Less than 50%-
                          owned - at equity:
                            Shanghai General
                            Bearing Company
                            Ltd. (25%-owned)
                            and Wafangdian
                            Hyatt Bearing
                            Manufacturing
                            Co. Ltd.
                           (25%-owned)
                           (a)                 687,454            687,454
                        ---------------------------------------------------
                                              $687,454           $687,454
                        ===================================================
                        Advances to Parent
                          and affiliates:

                          Current:
                            Parent (b)        $116,222           $710,397
                            Shar General
                             Corp.              57,094                  -
                            All others          42,034                  -
                        ---------------------------------------------------
                                              $215,350           $710,397
                        ===================================================
                        ---------------------------------------------------
                          Long-term:
                            General
                            IKL Corp.
                            (see Note
                             12(e))           $255,824           $255,824

                        ===================================================

                              GENERAL BEARING CORPORATION
                              ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                        (a) At December 28, 1996, the Company's investment in Shanghai General Bearing Company Ltd., ("SGBC") was $687,454. SGBC was formed in June 1987 for an initial term of ten years. During 1996, the Company extended the term to June 2008 and can further extend the term for an additional ten year interval upon six months notice and unanimous consent of SGBC's board of directors. The Company is not required to contribute additional capital. Upon receipt of $1,375,000 in dividends, the Company will cease to receive any further dividends. Furthermore, after termination of the joint venture, all equipment and machinery contributed by the Company will be turned over to the joint venture partner without compensation to the Company. Condensed financial data of SGBC are as follows:

                        BALANCE SHEETS

                                              December 30,     December 28,
                                                 1995             1996
                        --------------------------------------------------

                        Current assets        $2,585,000       $2,414,000

                        Total assets           6,293,000        5,794,000

                        Current
                          liabilities          3,319,000        3,196,000

                        Total liabilities      3,336,000        3,212,000

                        Stockholder's
                          equity               2,957,000        2,582,000

                       ====================================================

                        STATEMENTS OF OPERATIONS

                                                      Year ended
                                       --------------------------------------
                                       December      December      December
                                          31,           30,           28,
                                         1994          1995          1996
                        -----------------------------------------------------
                        Net sales      $5,875,000    $7,321,000    $5,136,000

                        Gross
                          profit        1,352,000     1,586,000       834,000

                        Operating
                          income          521,000       438,000        68,000

                        Net income        456,000       384,000         2,000
                        =====================================================

                        At December 28, 1996, the Company's investment in Wafangdian-Hyatt Bearing Manufacturing Co., Ltd. ("Wafangdian-Hyatt") had no value. Wafangdian-Hyatt was formed in October 1990 for an initial term of ten years; however, this joint venture was terminated by the end of 1996. Provisions with respect to distributions and termination are substantially similar in all respects to those of SGBC.

                              GENERAL BEARING CORPORATION
                              ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                        (b) Includes accrued interest payable to the Parent of $300,000 and $450,000 as of 1995 and
                              1996, respectively, relating to the
                              subordinated note (Note 8).  Effective
                              December 31, 1995, the outstanding amounts will bear interest at 8% and have no set repayment terms. As of December 28, 1996, this amount includes $95,739 of interest receivable.

6.  NOTE PAYABLE -      The Company is obligated to a bank under a
     BANK               revolving line of credit which expires on July 1,
                        1998 and a term loan (see Note 8). The loan and security agreement provides the Company with a secured line of credit of up to $15 million for working capital, acceptances and letters of credit.

                        Borrowings under the credit line are based upon percentage formulas relating to accounts receivable and inventories. The maximum amount available is reduced by the term loan balance outstanding. Interest on the outstanding obligation is payable at the bank's prime rate plus 2%, 10.25% at December 28, 1996. The loan is secured by all of the Company's inventories, accounts receivable, general intangibles, and certain machinery and equipment. The loan and security agreement also contains certain restrictive covenants which include, among others, the maintenance of financial ratios relating to working capital and net worth, limitations on capital expenditures and payment of dividends, and prepayment penalties.

                        As of December 28, 1996, borrowings under the credit line amounted to $9,526,484.

                        Commitments under letters of credit amounted to $524,792 at December 28, 1996.

7.  TAXES ON            The benefits for Federal, state and local income
     INCOME             taxes consist of  the following:

                                                     Years Ended
                                       --------------------------------------
                                       December      December      December
                                          31,           30,           28,
                                         1994          1995          1996
                        -----------------------------------------------------
                        Deferred :
                          Federal      $     -       $(473,000)    $(189,200)

                        State and
                          local              -         (27,000)      (10,800)
                        -----------------------------------------------------
                                       $     -       $(500,000)    $(200,000)
                        =====================================================

                              GENERAL BEARING CORPORATION
                              ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


                        The major elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate are as follows:

                                                     Year ended
                                       -------------------------------------
                                       December      December      December
                                          31,           30,           28,
                                         1994          1995          1996
                        --------------------------------------------------
                        Statutory
                          rate          34.0%        (34.0%)        34.0%

                        Increase
                          (decrease)
                          in valuation
                          allowance
                          (due primarily
                          to non-
                          utilization
                          of net
                          operating
                          loss)        (41.8)         12.5         (42.1)

                        Permanent and
                          other
                          differences    7.8            .9           8.1
                        ---------------------------------------------------
                                           0 %       (22.4%)       (10.0%)
                        ===================================================

                        Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                     December      December
                                                        30,           28,
                                                       1995          1996
                        ---------------------------------------------------
                        Gross deferred tax assets:
                          Accounts
                          receivable
                          allowances               $   90,000    $   88,000

                          Net operating
                           loss carry forwards      4,693,000     4,030,000

                          Other                       336,000       100,000
                        ---------------------------------------------------
                                                    5,119,000     4,218,000

                        Gross deferred tax
                          liabilities:

                          Plant and equipment,
                           depreciation
                           differences               (351,000)     (265,000)
                        ---------------------------------------------------
                                                    4,768,000     3,953,000

                        Valuation allowance        (4,268,000)    3,253,000
                        ---------------------------------------------------
                                                   $  500,000    $  700,000
                        ===================================================


                        Management believes that the remaining portion of the deferred tax asset will more likely than not be fully realized based on the Company's historical earnings and future expectations of adjusted taxable income.

                        As of December 28, 1996, the Company has Federal tax loss carryovers of approximately $11.5 million expiring at various dates through the year 2010.

                              GENERAL BEARING CORPORATION
                              ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

8.  LONG-TERM DEBT


                                                     December      December
                                                        30,           28,
                                                       1995          1996
                        ---------------------------------------------------
                        Bank:
                           $1,560,000 three year
                              loan from the same
                              bank referred to in
                              Note 6. Interest is
                              calculated at the bank's
                              prime rate plus 2%;
                              10.25% at December 28,
                              1996; principal of
                              $18,570 plus interest
                              is payable monthly,
                              through June 1, 1998
                              with final payment of
                              $910,050 due July 1,
                              1998.                  $1,448,580   $1,225,740

                        Less:
                             Current
                               maturities               222,840     222,840
                        ---------------------------------------------------
                                                      1,225,740   1,002,900


                        Parent:
                            6% subordinated
                              promissory notes
                              due December 1998.
                              Interest is accruable
                              but is to be paid
                              annually only out
                              of net income in
                              excess of $400,000.
                              The notes are
                              subordinated to the
                              rights of all creditors
                              and are secured by
                              machinery and equipment
                              having a net book value
                              of approximately
                              $810,000 At December
                              28, 1996               $2,500,000  $2,500,000

                            Noninterest-bearing
                              promissory note,
                              payable in annual
                              installments of
                              $125,000 commencing
                              December 1993. The
                              1993 and 1994
                              installments were
                              deferred until,
                              and paid in, 1995.
                              Repayment is subject
                              to management
                              discretion.               375,142     250,142
                        ---------------------------------------------------
                                                      2,875,142   2,750,142
                        ---------------------------------------------------

                        Affiliates:

                            General-IKL
                              Corp.(see
                              Note 12(e))            $  716,422  $  739,588
                        ---------------------------------------------------
                                                     $4,817,304  $4,492,630
                        ===================================================

                              GENERAL BEARING CORPORATION
                              ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                        At December 28, 1996, aggregate principal payments for the long-term bank debt agreements are $222,840 in 1997 and $1,002,900 in 1998. The repayment terms of the long-term debt - parent and affiliates are stated above or are at the discretion of management.

9.  DISCRETIONARY       The Company and certain of its affiliates maintain
      PROFIT            profit sharing plans covering eligible salaried and
      SHARING           nonunion employees. Contributions are made to the
      PLAN              plans at the discretion of the management of the
                        Company. The Company made contributions of $60,000 in 1994 and $120,000 in 1996. There were no contributions recorded in 1995.

10.  PROVISION FOR      In 1995, the Company was notified that certain
       CUSTOMER         wheel bearings supplied to the railroad industry
       DAMAGE           did not meet specifications. As a result,
       CLAIMS           substantially all these bearings previously sold,
                        were recalled to be reworked. In connection with this recall, the Company made a special provision against earnings of $2,152,000, in the year ended
                        December 30, 1995, representing the estimated liability for rework costs and customer damage claims.

                        During the later part of 1996, the Company received notice from various vendors that it will be reimbursed for approximately $921,000 of costs relating to this recall. The Company has included $220,000 in cost of sales, $401,000 in operating income and reduced interest expense by $81,000. As of December 28, 1996, the Company has received $421,000 and has a receivable of $281,000, net of allowance for doubtful accounts of $219,000 which is included in prepaid expenses and other current assets.

11.  OTHER              Other (income) expense consists of:
     (INCOME) EXPENSE

                                       December      December      December
                                          31,           30,           28,
                                         1994          1995          1996
                        ---------------------------------------------------
                        Revaluation
                          of equity
                          investment
                             (a)       $     -       $  960,000    $      -
                              -
                        Revaluation
                          of goodwill        -           93,333           -

                        Other           (19,699)        179,706     (20,200)
                        ---------------------------------------------------
                                       $(19,699)     $1,233,039    $(20,200)
                        ===================================================

                        The Company incurred interest expense of $989,912, $1,428,451 and $1,399,402 in 1994, 1995 and 1996
                        respectively.

                              GENERAL BEARING CORPORATION
                              ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


                        (a) During 1995 the Company revalued its equity investment in Alurop Trading Corp. to properly reflect share of equity to be realized from the investment. In February 1995, the Company brought an action against the other 50% shareholder in Alurop, since it was unable to amicably resolve its dispute with this party, who also had been a principal supplier to WMW. Accordingly, the Company has written off its investment in Alurop due to the uncertainties relating to this litigation (Note 13d)), the limited operations of WMW (Alurop's only asset) and the uncertain value of WMW's investment in preferred stock

12.  TRANSACTIONS       (a)   The Company made purchases of approximately
       WITH                   $6.9 million, $9.1 million and $6.6 million
       AFFILIATES             from affiliates in 1994, 1995 and 1996,
                              respectively. Accounts payable - affiliates relate primarily to these purchases.

                        (b) General shares office facilities and provides services for several affiliates. General charged these affiliates $115,000, $120,000 and $120,000 in 1994, 1995 and 1996,
                              respectively.

                        (c)   General leases property, including its
                              corporate headquarters, from Gussack Realty
                              Company ("Realty"), which is owned by the shareholders of World. Rent and real estate taxes paid to the affiliate were approximately $923,000, $861,000 and $ 939,000 in 1994,
                              1995 and 1996, respectively (see Note 13).

                        (d) The Company made payments for and advances to certain affiliates for payroll, benefits, and other expenses. Such payments aggregated $1,708,000 $1,742,000 and $1,691,000 for the fiscal years ended 1994, 1995 and 1996,
                              respectively.

                        (e) The amounts receivable from and payable to General-IKL Corp., a corporate joint venture with a manufacturer located in the former Republic of Yugoslavia, are restricted due to the suspension of economic activity with that country.

13.  COMMITMENTS        (a)   Effective January 1996, the Company completed
       AND                    a move to new facilities owned by Realty.
      CONTINGENCIES           Existing obligations under a long-term lease
                              for the previous facilities, also owned by Realty, were waived. Prior to November 1,
                              1996, the facilities were leased on a
                              month-to-month basis.

                              The Company entered into a lease agreement with Realty for its new premises effective November 1, 1996 for an initial term of seven years. Concurrently, the Company entered into sublease agreements with World and WMW Machinery Co., Inc., an affiliate.

                              Rent expense consists of the following:

                              GENERAL BEARING CORPORATION
                              ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------


                                                     Year ended
                                       -------------------------------------
                                       December      December      December
                                          31,           30,           28,
                                         1994          1995          1996
                        --------------------------------------------------
                        Gross rent
                          paid
                          (excluding
                          taxes)       $756,555      $748,320      $770,990

                        Less:
                         Reimbursed
                          from
                          related
                          companies    (123,791)     (224,820)     (54,792)
                        --------------------------------------------------
                                       $632,764      $523,500     $716,198
                        ==================================================
                        Minimum annual rentals and rental income under these agreements are as follows:

                                       Minimum

                                       Annual        Rental

                        Year           Rentals       Income          Net
                        ---------------------------------------------------
                        1997           $  912,840    ($203,200)   $ 709,640

                        1998              921,968     (205,232)     716,736

                        1999              967,608     (215,392)     752,216

                        2000              977,284     (217,545)     759,739

                        2001            1,025,664     (228,315)     797,349

                        Thereafter
                        (cumulative)    1,982,944     (432,277)   1,550,667
                        ---------------------------------------------------
                                       $6,788,308  ($1,501,961)  $5,286,347
                        ===================================================

                        (b) The Company is obligated under an operating lease for manufacturing facilities in New Jersey through May 1999. The lease requires payment of real estate taxes, insurance and maintenance. Rent expense was $204,000, $204,000 and $216,000 in 1994, 1995 and 1996
                              respectively.

                              Minimum annual rentals as of December 28, 1996, under this lease, are as follows:

                              Year                           Amount
                              ------------------------------------------
                              1997                           $219,500

                              1998                            239,500

                              1999                            105,000
                              ------------------------------------------
                                                             $564,000
                              ==========================================

                              GENERAL BEARING CORPORATION
                              --------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

                        (c) The Company has a management consulting and noncompetition agreement with a former officer and stockholder. The agreement, which commenced as of July 1, 1980, provides for quarterly payments aggregating $35,000 per annum for twenty years. As of December 28, 1996, future payments required under the agreement total $131,250.

                        (d) In 1995, General and WMW Machinery of New Jersey, Inc. (formerly WMW Machinery, Inc.) commenced an action for damages in the United States District Court for the Southern District of New York against the successor to a former East German Foreign Trade Organization and certain other German parties.

                              The defendants filed an answer and
                              counterclaim which included a claim against General and certain affiliates in the amount of $9,507,337 for allegedly failing to provide the working capital requirements of WMW Machinery of New Jersey, Inc.

                              Management believes the claim against the Company to be entirely without merit and anticipates that the claim will have no material impact on the Company.

                              Additionally, US Customs has a claim against the Company, which the Company believes to be without merit. The Company intends to vigorously defend this claim and believes that the claim will not have a material impact on the Company.

                        (e) General is party to a trademark license agreement which provides for increasing annual fees of between $25,000 and $35,000 through 1999, and $35,000 per year plus an inflation factor thereafter until 2009. The agreement contains an acceleration clause which provides for immediate payment of all remaining fees in the event of breach of contract.

                        (f) The Company has guaranteed certain of Realty's outstanding obligations of approximately
                              $1.2 million to a bank and other parties.

                              GENERAL BEARING CORPORATION
                              ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

14.  STOCKHOLDER'S      In connection with the IPO of its common stock, the
       EQUITY           Company, on October 10, 1996, filed an amendment to
                        its Certificate of Incorporation, increasing the authorized common shares from 10,600 to 19,000,000 and changing its $.10 par value per common share to $.01 par value, and effecting a 3,000-for-one stock split. All share and per share data in the consolidated financial statements have been adjusted to give retroactive effect to the stock split.

15.  STOCK OPTIONS      In September 1996, the Company adopted the 1996
                        Stock Option and Performance Award Plan ("1996
                        Plan"), which authorizes the granting to directors, officers and key employees of the Company of incentive or nonqualified stock options, performance shares, restricted shares and performance units. The 1996 Plan covers up to 500,000 shares of common stock.

                        The exercise price of any incentive stock option granted to an eligible employee may not be less than 100% of the fair market value of the shares underlying such option on the date of grant, unless such employee owns more than 10% of the outstanding common stock or stock of any subsidiary or parent of the Company, in which case the exercise price of any incentive stock option may not be less than 110% of such fair market value. No option may be exercisable more than ten years after the date of grant and, in the case of an incentive stock option granted to an eligible employee owning more than 10% of the common stock or stock of any subsidiary or parent of the Company, no more than five years from its date of grant. Options are not transferable, except upon the death of the optionee. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately expire, and any options that are exercisable expire three months following termination of employment, if such termination is not the result of death or retirement, two years following such termination if such termination was because of death and one year following such termination if such termination was because of disability or retirement under the provisions of any retirement plan that may be established by the Company, or with the consent of the Company.

                        As of December 28, 1996, no awards have been granted.

16.  SUPPLEMENTAL       For the periods ended December 31, 1994, December
       CASH FLOW        30, 1995 and December 28, 1996, the Company paid
       INFORMATION      interest of approximately $745,000,  $1,257,000,
                        and  $1,316,363, respectively.

                             SUPPLEMENTARY FINANCIAL DATA
                               FURNISHED PURSUANT TO THE
                              REQUIREMENTS OF   FORM 10-K

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


General Bearing Corporation
West Nyack, New York

     The audits referred to in our report dated March 21, 1997 relating to the consolidated financial statements of General Bearing Corporation and subsidiaries, which is referred to in Item 8 of this Form 10-K, includes the audits of the accompanying financial statement schedule for the years ended December 28, 1996 and December 30, 1995. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for the years ended December 28, 1996 and December 30, 1995.


                                              /s/ BDO Seidman, LLP

                                              BDO Seidman, LLP


New York, New York
March 21, 1997

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


General Bearing Corporation
West Nyack, New York

    The audit referred to in our report date March 24, 1995 relating to the consolidated financial statements of General Bearing Corporation and subsidiaries, which is referred to in Item 8 of this Form 10-K, includes the audit of the financial statement schedule for the year ended December 31, 1994. This financial statement schedule is the responsibility of management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1994.



                                 /s/ Ferro, Berdon & Company, L.L.P.


                                 FERRO, BERDON & COMPANY, L.L.P.


New York, New York
March 24, 1995

                              GENERAL BEARING CORPORATION
                              ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


       Column A            Column B     Column C   Column D       Column E
       --------            --------     --------   --------       --------
                                          Add
                                       ----------
                          Balance at   Charged to
                         Beginning of  Costs and  Deductions     Balance at
     Description            Period      Expenses      (1)      End of Period
     -----------         -----------   ---------- ----------   -------------

Year Ended December 31, 1994
   Allowance for
     doubtful Accounts..    $255,000       -          -          $255,000
                            --------    -------   -------        --------

                            $255,000       -          -          $255,000
                            ========    =======   =======        ========

Year Ended December 30, 1995
   Allowance for
      doubtful Accounts...  $255,000    $17,050   $17,050        $255,000
                            --------    -------   -------        --------
                            $255,000    $17,050   $17,050        $255,000
                            ========    =======   =======        ========

Year Ended December 28, 1996
   Allowance for
     doubtful Accounts...   $255,000    $55,762    $75,762       $235,000
                            --------    -------    -------       --------
                            $255,000    $55,762    $75,762       $235,000
                            ========    =======    =======       ========
--------------------

(1) Uncollectible accounts written off net of recoveries.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosures

       Since the Company's inception, there has not been any Form 8-K filed under the Securities and Exchange Act of 1934 reporting a change in accountants in which there was a reported disagreement on any matter of accounting principles or practices or financial statement disclosure.

                               PART III

Item 10.  Directors and Executive Officers

    The directors and executive officers of the Company are as follows:

  NAME                 AGE       POSITION
  ----                 ---       --------

  Seymour I. Gussack . 73     Chairman of the Board of Directors
  David L. Gussack . . 39     President and Director
  Jerome Johnson . . . 85     Director
  Robert E. Baruc. . . 45     Director
  Harold S. Geneen . . 86     Director
  Nina M. Gussack. . . 41     Director
  Lester M. White  . . 37     Vice President -- Administration/MIS
  Eugene Passariello . 65     Vice President -- Manufacturing
  William F. Kurtz . . 38     Vice President -- Technical Services
  Christopher Moore. . 40     Vice President -- Finance, Secretary
                                                     and Treasurer
  Joseph J. Hoo. . . . 62     Vice President -- Advanced Technology
                                                     and China Affairs

    Set forth below is certain additional information with respect to the Directors and executive officers.

    SEYMOUR I. GUSSACK founded the Company in 1958 and has served as Chairman of the Board of Directors and a Director of the Company since its formation. Seymour I. Gussack is also the Chairman of the Board of Directors and a Director of World and a partner of Realty. See "Certain Relationships and Related Transactions" and "Principal Stockholder." Seymour I. Gussack's son is David L. Gussack, President of the Company and a Director.

    DAVID L. GUSSACK became President of the Company in 1993 and has been a Director of the Company since 1987. David L. Gussack has held various positions with the Company since 1983, including Executive Vice President from 1991 to 1992, General Manager of the OEM Division from 1988 to 1990, Supervisor and Coordinator, Hyatt Absorption Project from 1987 to 1988, Plant Manager from 1986 to 1987, Office Facilities Manager from 1985 to 1986, and Manager of Special Projects from 1983 to 1985. David L. Gussack is a Secretary and a Director of SGBC and Hyatt-ZWZ, respectively. He also is a partner of Realty. See "Certain Relationships and Related Transactions." David
L. Gussack is a graduate of the University of Pennsylvania. David L. Gussack's father is Seymour I. Gussack, Chairman of the Board of Directors of the Company.

    LESTER M. WHITE has served as Vice  President  --
Administration/Management Information Systems of the Company since 1989. Mr. White is a graduate of University of Massachusetts, Boston (B.S. in Management and Economics).

    EUGENE  PASSARIELLO  has served as Vice  President --
Manufacturing of the Company since 1989. Mr. Passariello was a Plant Manager of the Company from 1989 to 1991. He is a graduate of Fairleigh Dickenson University (B.S. in Industrial Engineering) and has undertaken graduate studies at Brooklyn Technical College
(Metallurgy) and Rockland College (Business Administration).

    WILLIAM F. KURTZ has served as Vice President -- Technical Services of the Company since 1993. Mr. Kurtz was also a Chief Engineer of the Company from 1989 to 1993 and Senior Project Engineer of the Company from 1988-89. He is a graduate of Manhattan College (B.E. and M.E. in Mechanical Engineering) and a licensed professional engineer.

    CHRISTOPHER MOORE has served as Vice President -- Finance of the Company since 1995 and as Secretary and Treasurer since 1993. Prior to that time, Mr. Moore held various positions in the Company, including Controller from 1986 to 1995 and Assistant Controller from 1984 to 1986. Mr. Moore is a graduate of Seton Hall University (B.S. in Accounting) and has been a certified public accountant since 1982.

    JOSEPH I. HOO has served as Vice President -- Advanced Technology and China Affairs of the Company since August 1995. Mr. Hoo served as General Manager, Industrial Products Division, from 1991 to 1995 and as Chief Metallurgist from 1987 to 1991. Mr. Hoo is a graduate of the National University of Japan (B.S. in Engineering) and University of Michigan (M.S.E. in Metallurgy and Engineering).

    JEROME JOHNSON has been a director of the Company since September 1987. Mr. Johnson has been an attorney in private practice for more than 50 years. He also serves on the Board of Directors of Presidential Life Insurance Company. Mr. Johnson is a graduate of DePaul University (J.D. and L.L.B) and is a member of the Illinois and New York bars.

    ROBERT E. BARUC has been a Director  of the  Company since
February 1997. Since April 1994, Mr. Baruc has been an Executive Vice President of Unapix Entertainment, Inc., an independent distributor of film and television programming. Since August 1993, he has been the President and Chief Executive Officer of A Pix Entertainment, Inc. From December 1992 to August 1993, Mr. Baruc was President of Triboro Entertainment Group, a company engaged principally in home video distribution. From January 1991 to December 1992, Mr. Baruc
primarily   acted  as  an  independent  consultant  to  the
entertainment industry. He is the son-in-law of Seymour I. Gussack and the brother-in-law of David L. Gussack and Nina M. Gussack.

    HAROLD S. GENEEN has been a Director of the Company since February 1997. Mr. Geneen served as Chief Executive Officer of ITT Corporation ("ITT") from 1959 until 1977, and as Chairman of the Board of Directors of ITT from 1965 until 1979. He has been Chairman Emeritus of ITT since 1983. Mr. Geneen is also a Director of IVAX Corporation, a pharmaceutical company and Gunther International, Ltd., a document assembly company.

    NINA M. GUSSACK has been a Director of the Company since February 1997. Ms. Gussack has been litigation partner at the law firm of Pepper, Hamilton, & Scheetz in Philadelphia, Pennsylvania since

1986. She is a graduate of the University of Pennsylvania (B.S. in History and M.S. in Secondary Education) and Villanova University School of Law (J.D.). She is a member of the Pennsylvania bar. She is the daughter of Seymour I. Gussack and the sister of David L. Gussack.

    Seymour I. Gussack, David L. Gussack and Eugene Passariello were each officers of the Company at the time the Company filed for protection from creditors under Chapter 11 of the U.S.
Bankruptcy  Code in 1991.

    Directors hold office until the next annual meeting of stockholders following their election, or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

    The standing committees of the Board of Directors are the Audit Committee and the Compensation/ Stock Option Committee.

    The Audit Committee of the Board of Directors consists of three directors, David L. Gussack, Robert E. Baruc and Jerome Johnson. The Audit Committee's function is to review and report to the Board of Directors with respect to the selection and the terms of engagement of the Company's independent public accountants, and to maintain communications among the Board of Directors, such independent public accountants, and the Company's internal accounting staff with respect to accounting and audit
procedures,   the implementation of recommendations by such independent
public accountants, the adequacy of the Company's internal controls and related matters. The Audit Committee also reviews certain related party transactions and any potential conflict of interest situations involving officers, directors or stockholders beneficially owning more than 10% of an equity security of the Company.

    The Compensation/Stock Option Committee consists of Messrs. Harold S. Geneen and Robert E. Baruc, each of whom is an independent Director. The Compensation/Stock Option Committee's function is to review and approve annual salaries and bonuses for all employees with salaries in excess of $100,000 and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, including the granting of stock options pursuant to the Company's 1996 Option Plan.

Item 11.  Executive Compensation

    The following table sets forth the aggregate compensation paid for services rendered in all capacities to the Company's executive officer who received compensation of $100,000 or more during the fiscal year ended December 28, 1996:

                   ANNUAL COMPENSATION(1)         LONG-TERM COMPENSATION
                  ------------------------   --------------------------------

Name and                                     Restricted
Principal          Fiscal                      Stock     Stock     All Other
Position            Year    Salary   Bonus     Awards   Options#  Compensation
--------           ------   ------   -----   ---------- --------  ------------
David L. Gussack,
  President         1996    165,675  1,624                           10,147


(1) Perquisites and other personal benefits are not included because they do not exceed the lesser of $50,000 or 10% of the total base salary and annual bonus for the named executive officer.

(2) Represents deferred compensation.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

    The following table sets forth, as of the date of this Report certain information concerning the beneficial ownership of Common Stock as to each director and current executive officer of the Company, and each person who, to the Company's knowledge, beneficially owns more than 5% of the outstanding Common Stock.

                                 NUMBER OF
                                 SHARES
NAME AND ADDRESS OF              BENEFICIALLY   PERCENTAGE OF SHARES
BENEFICIAL OWNER                 OWNED (1)      BENEFICIALLY OWNED(1)
-------------------              ---------      ---------------------

World Machinery Company ......   3,000,000(2)           76.9%
44 High Street
West Nyack, New York 10994

Seymour Gussack...............   3,009,000(3)(4)        77%

David Gussack.................   3,007,000(3)(4)        77%

Nina M. Gussack...............       5,000(4)            *

Robert E. Baruc...............         500               *

All Directors and Executive
 Officers as a Group..........   3,011,500(4)           77%

* Less than 1%

(1) Pursuant to Rule 13d-3 under the U.S. Securities Exchange Act of 1934, as amended, beneficial ownership of a security consists of sole or shared voting power (including the power to vote or direct the voting) and/or sole or shared investment power (including the power to dispose or direct the disposition) with respect to a security whether through a contract, arrangement, understanding, relationship or otherwise.

(2) Seymour I. Gussack, the Company's Chairman of the Board, David L. Gussack, the Company's President and Nina Gussack, a Director of the Company own or control approximately 19.6% and 17.6% and 17.6%, respectively, of the Common Stock of World. The remaining children of Seymour I. Gussack and his spouse own or control an additional approximately 23.5% of the stock of World. Harold S. Geneen, a Director of the Company, and Joseph J. Hoo, Vice President -- Advanced Technology and China Affairs of the Company, own approximately 19.6% and 2.0% of the Common Stock of World, respectively.

(3) Includes for each of Seymour I. Gussack and David L. Gussack, 3,000,000 shares beneficially owned by World. Seymour I. Gussack and David L. Gussack are the two directors of World and each may be deemed to share with the other the power to vote and dispose of the shares owned by that corporation. Seymour I. Gussack and David L. Gussack disclaim beneficial ownership of the shares of Common Stock owned by World.

(4) Includes 5,000 shares of Common Stock owned by Realty over which Seymour I. Gussack, David L. Gussack and Nina M. Gussack, as general partners of Realty, may be deemed to share the power to vote and dispose of. Each of Seymour I. Gussack, David L. Gussack and Nina M. Gussack disclaim beneficial ownership of the shares of Common Stock owned by Realty.

Item 13.  Certain Relationships and Related Transactions

BANKRUPTCY AND RESULTING OBLIGATIONS TO WORLD

    In connection with the Plan of Reorganization, the Company issued to World, which prior to this Offering owned all of the Company's Common Stock, a Secured Note for $2.5 million, an Installment Note for $750,142, and 1,000 shares of Common Stock (3,000,000 shares after giving effect to the 3000-for-one stock split effective October 10,
1996) in exchange for discharge of an obligation World acquired for approximately $2.0 million from Wells Fargo, which provided financing for the purchase by the Company in March 1987 of Hyatt and for working capital. The Secured Note is secured by a subordinated lien in certain machinery and equipment having a net book value of approximately $810,000 at December 28, 1996. Interest on the Secured Note accrues annually but is only payable with respect to any fiscal year to the extent the Company's net income exceeds $400,000. The Company has never made any payments of principal or interest with respect to the Secured Note, and it has accrued $450,000 in interest thereon. The Installment Note does not bear interest.

LEASES WITH REALTY

    From January 1 to November 1, 1996, the Company held a month-to-month tenancy for the premises located at West Nyack, New York comprising 189,833 square feet owned by Realty, whose partners include Seymour I. Gussack, David L. Gussack and Nina M. Gussack, each a member of the Board of Directors of the Company. The Company and Realty entered into the Lease effective as of November 1, 1996, which provides for an initial term expiring on October 31, 2003, renewable at the option of the Company for an additional six year term. The Company pays rent of $4.81 per square foot (or $912,840) annually, payable in monthly rent payments of $76,070. Although the Company has not obtained a formal appraisal, based upon an informal survey conducted by a real estate broker, the Company believes that the rent charged it by Realty approximates fair market rents in the area. The Lease provides for an increase every other year, commencing in 1998, to the greater of: (i) 106% of the next preceding year's rent; or (ii) the preceding year's rent multiplied by a fraction the numerator of which is the CPI for the area including Rockland County or if no such index is published, for Northern New Jersey in effect 90 days prior to November 1 of the new rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year.

    During 1994 and 1995, the Company leased facilities from Realty in Blauvelt, New York at which the Company located its headquarters and operations. The Company is the guarantor with respect to a mortgage loan currently in the principal amount of $650,470 from the Job Development Authority of Rockland County and a mortgage loan currently in the principal amount of $506,250 from the Industrial Development Authority of Rockland County on the property in Blauvelt, New York. The Company did not receive any consideration from Realty for its guarantee of such mortgage loans. The Company incurred rent and real estate taxes with respect to the facilities leased from Realty in Blauvelt, New York for 1994 and 1995 of approximately $923,000 and $861,000, respectively.

SUBLEASES TO WMW MACHINERY CO. AND WORLD

    The Company currently subleases 30,949 square feet and 5,500 square feet at the West Nyack facility to WMW Machinery Co., a subsidiary of World, and World, respectively, pursuant to subleases in each case effective November 1, 1996. The subleases are coterminous with the Lease. The sublease with WMW Machinery Co. provides for rent of $5.50 square feet or $170,220 per year until November 1998, payable to the Company in equal monthly installments. The sublease with World provides for rent of $33,000 per year until November 1998, payable to the Company in equal monthly installments. Each sublease provides for an increase in rent every other year, commencing in 1998, to the greater of: (i) 106% of the next preceding year's rent; or
(ii) the preceding year's rent multiplied by a fraction the numerator of which is the CPI in effect 90 days prior to November 1 of the next rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year.

OTHER TRANSACTIONS WITH WORLD AND WORLD AFFILIATES

    The Company made payments for and advances to World, World subsidiaries and joint ventures and certain affiliates for payroll, benefits and other expenses. Such payments aggregated approximately $1,708,000, $1,742,000 and $1,691,000 for 1994, 1995 and 1996
respectively. The advances bear interest at the rate of 8% per annum which is accrued monthly. In certain cases, the obligation to repay advances made by the Company were satisfied by offsetting the price of bearings or bearing products purchased from joint ventures obligated to the Company. The Company has purchased bearings from four joint ventures and machinery from another joint venture in which World has interests. Such purchases aggregated $600,000, $2,650,000 and $675,000 for 1994, 1995 and 1996 respectively. The
Company anticipates that it will continue to purchase bearings from joint ventures in which World has an interest and to make advances to or for the benefit of World and such joint ventures for the payment of their expenses related to the supply of products to the Company. These advances either will be repaid by World or the joint venture or will be offset against the price of bearings purchased by the Company.

    World has also granted to the Company options, exercisable prior to December 31, 1999, to purchase from World its interest in two joint ventures, Rockland and WGBC, for $400,000 and $912,896 (subject to adjustment based on change in accounts payable by WGBC to World), respectively, representing the estimated capital contributions, advances for administrative expenses and other costs paid by World with respect to such ventures; provided, however, that if any such option is exercised after December 31, 1997, the applicable purchase
price shall be  adjusted,   to  include  any  additional  capital
contributions made and administrative expenses incurred on behalf of the joint venture by World after such date.

TAX SHARING AGREEMENT

    The Company has been, and will be, included in the consolidated federal income tax returns filed by World during all periods in which it has been or, will be, a wholly-owned subsidiary of World ("Affiliation Years"). Upon the completion of the Initial Public Offering, the Company ceased to be included in the consolidated federal income tax returns filed by World, and will file on a separate basis. As a result, the Company and World have entered into an agreement ("Tax Sharing Agreement") providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising during the Affiliation Years. Under the Tax Sharing Agreement, the Company has paid, or will pay, to World an amount equal to the Company's share of World's consolidated federal income tax liability, generally determined on a separate return basis, for the tax years which have ended and the portion of the tax year preceding consummation of the Offering, and World will pay the Company for the use of the Company's losses, and credits arising in such periods, in each case net of any amounts theretofore paid or credited by World or the Company to the other with respect thereto. In the event that World's consolidated federal income tax liability for any Affiliation Year is adjusted upon audit or otherwise, the Company will bear any additional liability or receive any refund which is attributable to adjustments of items of income, deduction, gain, loss or credit of the Company. World shall permit the Company to participate in any audits or litigation with respect to Affiliation Years, at the Company's expense, to the extent that such audit or litigation could result in an indemnification payment from the Company to World.

REGISTRATION RIGHTS AGREEMENT

    World has certain rights with respect to the registration under the Security Act 1933, as amended (the "Act")of shares of Common Stock owned by it as of the date hereof ("Registrable Shares"). Such rights will be exercisable by any person or entity (together with World, "Holders") acquiring Registrable Shares from World, including any options, warrant to purchase, or other security exchangeable for or convertible into Registrable Shares other than pursuant to an effective registration statement under the Act. If the Company proposes to register any securities under the Act (other than a registration on Form S-4 or Form S-8), whether or not for its own account, the Holders are entitled to include Registrable Shares, subject to the right of the managing underwriter of any such offering to exclude, due to market conditions, some or all of such Registrable Shares from such registration. In addition, commencing February 7, 1998, the Holders will have the right to require the Company to prepare and file registration statements under the Act with respect to the Registrable Shares. The right may be requested by any Holder holding Registrable Shares aggregating at least 50,000 shares of the Company's Common Stock outstanding at the date of the Company's Initial Public Offering. The Company generally is required to bear the expenses (except underwriting discounts and commissions and fees and expenses of separate counsel) of all such registrations, whether or not initiated by any Holder.

                                PART IV

ITEM 14. FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES, EXHIBITS AND REPORTS ON FORM 8-K

(a) 1.  Financial Statements (included in Part II of this report):

            Reports of Independent Certified Public Accountants dated March 21, 1997 and March 24, 1997

            Consolidated Balance Sheets for years ended December 30, 1995 and December 28, 1996

            Consolidated Statements of Operations for years ended
            December 31, 1994, December 30, 1995 and December 28, 1996.

            Consolidated Statement of Changes in Stockholder's Equity at December 25, 1993, December 31, 1994, December 30, 1995 and December 28, 1996.

            Consolidated Statement of Cash Flows for year ended December 31, 1994, December 30, 1995 and December 28, 1996.

            Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules (included pursuant to Item 14(d) at page 42 of this report):

            Schedule II - Valuation and Qualifying Accounts

(a) 3.  Exhibits:

            Reference is made to the Exhibit Index commencing on page 54, filed pursuant to Item 14(c). The Exhibits include the following management contract or compensatory plan or arrangement required to be filed as an exhibit to this report: 1996 Stock Option and Performance Award Plan.

(b) Reports on Form 8-K:

             NONE

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 1997.

                GENERAL BEARING CORPORATION
                By:   /s/ David L. Gussack
                   ------------------------------
                   David L. Gussack, President
                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 26, 1997.

      Signatures             Title                       Date
      ----------             -----                       ----


  /s/ Seymour I. Gussack     Chairman of the Board of    March 26, 1997
 -------------------------   Directors
    Seymour I. Gussack


  /s/ David L. Gussack       President and Director      March 26, 1997
 -------------------------   (Principal Executive Officer)
     David L. Gussack


  /s/ Christopher Moore      Vice President Finance      March 26, 1997
 -------------------------   (Principal Financial and
  Christopher Moore          Accounting Officer)


    /s/ Jerome Johnson       Director                    March 26, 1997
 -------------------------
   Jerome Johnson


  /s/ Nina Gussack           Director                    March 26, 1997
 -------------------------
    Nina Gussack


  /s/ Harold S. Geneen       Director                    March 26, 1997
 -------------------------
   Harold S. Geneen


  /s/ Robert E. Baruc        Director                    March 26, 1997
 -------------------------
   Robert E. Baruc

                             EXHIBIT INDEX

NOTE: Except as to those items marked with an "*", which are filed herewith, all Exhibits have been previously filed with the Company's Registration Statement on Form S-1 effective February 7, 1997
(Registration No. 333-15477).


Exhibit No.                 Description of Exhibit
-----------                 ----------------------

   3.1          Second Restated Certificate of Incorporation

   3.2          By-Laws of the Company

   4.1          Specimen Stock Certificate

   10.1 Loan and Security Agreement dated December 20, 1993 by and among the Bank of New York Commercial Corporation, the Company and Hyatt Railway Products Corp., including amendments 1 through 8 thereto

   10.2         Contract dated June 1988 by and between Shanghai
                Rolling Bearing Factory and the Company, including Agreement for the Revision and Amendment to the Contract

   10.3 Lease Agreement dated November 1, 1996 by and between Gussack Realty Company and the Company relating to West Nyack, New York premises

   10.4 Lease dated March 15, 1988 by and between Lamington Associates II and the Company relating to the Union, New Jersey premise

   10.5 Sublease Agreement dated November 1, 1996 between the Company and World Machinery Company

   10.6 Sublease Agreement dated November 1, 1996 between the Company and WMW Machinery Co.

   10.9         1996 Stock Option and Performance Award Plan

   10.10        Form of Representative's Warrant

   10.11 Form of Registration Rights Agreement between the Company and World (previously filed exhibit as 4.2)
   10.12 Form of Tax Sharing and Indemnification Agreement between the Company and World Machinery Company

   10.13        Amendment Letter dated March 7, 1997 between the
                Company and Bank of New York Commercial Corporation*

   21           List of Subsidiaries of the Company

   27           Financial Data Schedule*