Form 10-Q
period 1997-03-29
GENERAL BEARING CORP
filed 1997-05-12
CIK 1026221

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                      FORM 10-Q
           (Mark One)
           [ X ]   Quarterly Report Pursuant to Section 13 or 15(d) of the
                           Securities Exchange Act of 1934

          For the quarter ended March 29, 1997

                                       OR
          [  ]  Transition Report Pursuant to Section 13 or 15(d) of the

                           Securities Exchange Act of 1934
          For the transition period from                 to
                                          ---------------  ---------------


                           Commission file Number 0-22053

                             GENERAL BEARING CORPORATION
                             ---------------------------
                (Exact name of registrant as specified in its charter)

           Delaware                                              13-2796245
           --------                                              ----------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)                Identification No.)

          44 High Street, West Nyack, New York                       10994
          -------------------------------------                      -----
          (Address of principal executive offices)               (Zip Code)

          Registrant's telephone number, including area code: (914) 358-6000

          Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:

                        Common Stock $.01 par value per share
                       ---------------------------------------
                                   (Title of class)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          [x ] Yes   [  ] No

          At May 7, 1997, the Registrant had issued and outstanding 3,900,000 shares of common stock, $.01 par value per share.

            CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
                  FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                   PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

               The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words "anticipates,: "estimates," "expects," "intends," "plans,"
          "predicts," and similar expressions.   In this Quarterly Report
          such statements may relate to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs.
          Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in orders from, a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                             GENERAL BEARING CORPORATION

                            QUARTERLY REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 29, 1997


                                  TABLE OF CONTENTS


                                                                    Page No.
                                                                    --------
          PART I
             Item 1.   Financial Statements . . . . . . . . . . . .   2 - 5
             Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Result of
                         Operations . . . . . . . . . . . . . . . .   6 - 7

          PART II
             Item 1.   Legal Proceedings . . . . . . . . . . . . . .  8
             Item 6.   Exhibits and Reports on Form 8-K. . . . . . .  8

          Signature    . . . . . . . . . . . . . . . . . . . . . . .  9

          ---------

                               FINANCIAL STATEMENTS OF
                               -----------------------
                             GENERAL BEARING CORPORATION
                             ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

          Item 1.            CONSOLIDATED BALANCE SHEETS
                             ---------------------------


                                                          March 29,
                                                            1997
                                                          --------
                           ASSETS                        (Unaudited)
                           ------
          Current:
            Cash                                      $    139,319
            Accounts receivable - trade, less
             allowance for doubtful accounts
             of $235,000 and $235,000                    5,358,134
            Inventories                                 13,470,219
            Prepaid expenses and other current assets      407,145
            Advances to parent and affiliates            1,512,501
                                                         ---------

                Total current assets                    20,887,318
                                                        ----------

          Fixed assets, net                              2,426,487
                                                         ---------
          Investments and advances:
            Investments in affiliates                      687,454
            Advances to affiliate                          255,824
                                                           -------

                                                           943,278
                                                           -------

          Deferred tax asset, net                        1,089,000
                                                         ---------

          Other assets                                      35,325
                                                            ------

          Total Assets                                $ 25,381,408
                                                      = ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
          Current:
            Note payable - bank                       $  7,144,894
            Accounts payable:
              Trade                                      1,365,008
              Affiliates                                   532,026
            Accrued expenses and other current
              liabilities                                1,721,423
            Current maturities of long-term debt           222,840
                                                           -------

                Total current liabilities               10,986,191
                                                        ----------

          Long-term debt, less current maturities:
            Bank                                           947,190
            Parent                                       2,750,142
            Affiliate                                      745,408
                                                           -------

                Total long-term liabilities              4,442,740
                                                         ---------

          Commitments and contingencies

          Stockholders' equity:
            Preferred stock par value $.01 per share - shares
              authorized 1,000,000 none issued
              and outstanding                                    -
            Common stock par value $.01 per share - shares
              authorized 19,000,000, issued and outstanding
              3,900,000 and 3,000,000 shares.               39,000
            Additional paid-in capital                  28,592,391
            Deficit                                    (18,678,914)
                                                       -----------

                Total stockholders' equity               9,952,477
                                                       -----------

          Total liabilities and stockholder's equity  $ 25,381,408
                                                      = ==========



                                                       December 29,
                                                           1996
                                                         -------
                           ASSETS
                           ------
          Current:
            Cash                                      $     12,969
            Accounts receivable - trade, less
              allowance for doubtful accounts of
              $235,000 and $235,000                      4,575,493
            Inventories                                 13,898,595
            Prepaid expenses and other current assets      467,081
            Advances to parent and affiliates              710,397
                                                           -------

                Total current assets                    19,664,535
                                                        ----------

          Fixed assets, net                              2,604,670
                                                         ---------
          Investments and advances:
            Investments in affiliates                      687,454
            Advances to affiliate                          255,824
                                                          --------

                                                           943,278
                                                           -------

          Deferred tax asset, net                          700,000
                                                           -------

          Other assets                                     486,182
                                                           -------

          Total Assets                                $ 24,398,665
                                                      = ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY
              ------------------------------------
          Current:
            Note payable - bank                       $  9,526,484
            Accounts payable:
              Trade                                      1,998,361
              Affiliates                                 1,774,013
            Accrued expenses and other current
             liabilities                                 2,245,386
            Current maturities of long-term debt           222,840
                                                          --------

                Total current liabilities               15,767,084
                                                        ----------

          Long-term debt, less current maturities:
            Bank                                         1,002,900
            Parent                                       2,750,142
            Affiliate                                      739,588
                                                          --------

                Total long-term liabilities              4,492,630
                                                         ---------

          Commitments and contingencies

          Stockholders' equity:
            Preferred stock par value $.01 per share
              - shares authorized 1,000,000 none
              issued and outstanding                             -
            Common stock par value $.01 per share
              - shares authorized 19,000,000, issued
              and outstanding 3,900,000 and 3,000,000
              shares.                                       30,000
            Additional paid-in capital                  23,654,524
            Deficit                                    (19,545,573)
                                                       -----------

                Total stockholders' equity               4,138,951
                                                         ---------

          Total liabilities and stockholder's equity  $ 24,398,665
                                                      = ==========

              SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                      STATEMENTS

                               FINANCIAL STATEMENTS OF
                               -----------------------
                             GENERAL BEARING CORPORATION
                             ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------


                          CONSOLIDATED STATEMENTS OF INCOME
                          ---------------------------------

                                     (UNAUDITED)
                                     -----------


                                                     13 Weeks Ended
                                                -------------------------
                                                March 29,      March 30,
                                                   1997           1996
                                                --------       ---------

          Sales                                $ 9,592,560     $ 9,918,733
          Cost of sales                          6,734,879       7,460,409
                                                 ---------       ---------

          Gross profit                           2,857,681       2,458,324

          Selling, general and
           administrative expenses               2,098,426       1,827,408
                                                 ---------       ---------

          Operating income                         759,255         630,916

          Interest, net, including $5,714 and
           $37,500 to parent                       281,596         331,181
                                                   -------         -------

          Income before deferred income taxes      477,659         299,735

          Income tax (Benefit)                    (389,000)        114,000
                                                  --------         -------

          Net income                           $   866,659     $   185,735
                                               =   =======     =   =======

          Net income per common share          $      0.25     $      0.06
                                               =      ====     =     =====

          Weighted average number of
           common shares                         3,494,500       3,000,000
                                                 =========       =========


            SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS

                               FINANCIAL STATEMENTS OF
                               -----------------------
                             GENERAL BEARING CORPORATION
                             ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                        -------------------------------------
                                     (UNAUDITED)
                                     -----------

                                                     13 Weeks ended
                                                -------------------------
                                                March 29,     March 30,
                                                   1997          1996
                                               ----------    -----------

          Cash flows from operating activities:
            Net income                          $  866,659     $ 185,735
            Add (deduct) noncash items charged
             (credited) to income:
               Deferred income taxes              (389,000)      114,000
               Depreciation and amortization       133,102       124,684
            Add (deduct) changes in operating
             assets and liabilities:
               Accounts receivable                (782,641)       (7,658)
               Inventories                         428,376     1,194,269
               Prepaid expenses and other assets   509,936        15,028
               Due to (from) affiliates         (1,574,395)     (176,036)
               Accounts payable and accrued
                expenses                        (1,157,316)     (841,675)
               Accrued customer damage claims            -      (156,348)
                                                         -      --------

                  Net cash provided by (used in)
                   operating activities         (1,965,279)      451,999
                                                 ---------       -------

          Cash flows from investing activities:
             Equipment purchases                  (104,062)     (217,784)
                                                   -------       -------

          Cash flows from financing activities:
             Sale of common stock, net           4,946,867             -
             Repayment of long-term debt - bank    (55,710)      (55,710)
             Increase (decrease) in note payable
              - bank                            (2,381,590)       59,916
             Due to Parent                        (313,876)     (259,640)
                                                   -------       -------

                  Net cash provided by (used
                   in) financing activities      2,195,691      (255,434)
                                                 ---------       -------

          Net (decrease) increase in cash          126,350       (21,219)

          Cash, beginning of period                 12,969        50,735
                                                    ------        ------

          Cash, end of period                   $  139,319     $  29,516
                                                =  =======     =  ======

          Cash paid during the 13 weeks for:

             Interest                           $  341,839     $ 323,542

             Income Taxes                       $        0     $       0


            SEE ACCOMPANYING NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                                    STATEMENTS

                             GENERAL BEARING CORPORATION
                             ---------------------------
                                   AND SUBSIDIARIES
                                   ----------------

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------

     1. BASIS OF           The accompanying unaudited condensed consolidated
        PRESENTATION  financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been
                      included.   Operating results for the thirteen weeks ended
                      March 29, 1997 are not necessarily indicative of the results that may be expected for the year ending December 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1996.


                           In February 1997, the Financial Accounting Standards
                      Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. SFAS No. 128 is effective for periods ending after December 15, 1997. The adoption of this statement is not expected to have a material effect on the consolidated financial statements.


     2. LITIGATION         There has been no material change in litigation from
                      the year ended December 28, 1996. See Part II of this report for further disclosure.


     3. INITIAL            On February 7, 1997, General Bearing Corporation
        PUBLIC        completed an initial public offering of 900,000 shares of
        OFFERING      common stock.  The effect on the relevant stockholders'
                      equity accounts is as follows:


                                                                      Paid-in-
                                                     Common Stock     Capital
                                                     -----------   -----------

                      Balance, December 28, 1996         $30,000   $23,654,524

                      Proceeds from sale of 900,000
                      shares of common stock (par          9,000     4,937,867
                      value 0.01 per share)          -----------    ----------

                      Balance, March 29, 1997            $39,000   $28,592,391
                      (unaudited)                    ===========   ===========

          Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

          RESULTS OF OPERATIONS

               Sales.   Sales for the first fiscal quarter of 1997 were $
          9,592,560, a decrease of $326,173 or 3.3% as compared to the same period in 1996. The decrease in sales between the two periods reflected a significant decline (approximately $600,000) in sales of railroad bearings. This decrease in sales was partially offset by an increase in sales of approximately $300,000 in railroad components.

               Gross Profit.   Gross profit as a percentage of sales was
          29.8% in the first fiscal quarter of 1997 as compared to 24.8% in the first fiscal quarter of 1996. This increase resulted in part from the implementation of a program to increase efficiency in plant operations. This program entailed the consolidation of operations at the Company's West Nyack, New York facility which resulted in a significant reduction of plant personnel and simplification of tooling and quality control functions. The increase in gross profit as a percentage of sales also reflects a 5% price increase in the Distributor Bearing Division product lines, which have higher margins, as well as the Company's strategy to de-emphasize sales of low margin commodity bearings. Additionally, the Company increased sourcing from joint ventures, and believes that the improvement in gross profits reflect, in part, savings associated with this lower cost sourcing method.

               Selling, General and Administrative Expenses.   Selling,
          general and administrative expenses as a percentage of sales were 21.9% in the first fiscal quarter of 1997 as compared to 18.4% in the same period in 1996. Such percentage increase reflects $271,018 of additional expenditures in 1997 mainly attributable to additional advertising, travel and entertainment, and personnel expense related to new hires, salary increases and insurance costs.

               Income Tax (Benefit).    For the first fiscal quarter of
          1997, the Company accrued an additional $(389,000) benefit relating to the anticipated use of net operating loss carryfowards as compared to a $114,000 tax expense recorded in the same quarter of 1996.

               Net Income (Loss).    As a result of the factors discussed
          above, net income for the first fiscal quarter of 1997 increased to $ 866,659, or $.25 per common share, as compared to $185,735, or $.06 per common share, for the same period in 1996.


            LIQUIDITY AND CAPITAL RESOURCES

               The Company's primary sources of capital have been net cash provided by operating activities, bank borrowings and financing from affiliates. Working capital requirements also have been financed through borrowings under a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. In 1996 there was an additional need for liquidity to fund expenses associated with a product recall, as well as the related carrying costs of inventory buildup. These liquidity demands were met through cash from operations and borrowings under the Revolving Credit Facility.

               On February 7, 1997, the Company successfully sold 900,000 shares of common stock to the public at $7 per share. The Company recognized net proceeds of $4,946,867 after expenses of the offering.

               Cash flows from operations were ($1,965,279) for the first fiscal quarter of 1997 as compared to $451,999 for the comparable period of 1996. The change in cash flow for the first fiscal quarter of 1997 reflects payments of accounts payable and other accrued expenses. The Company initially used the proceeds from the public offering to pay down its revolving credit facility. The Company subsequently borrowed approximately $2,700,000 to pay down accounts payable including those to affiliated and non-affiliated vendors. At March 29, 1997, the Company had outstanding borrowings of $7,144,894 under its Revolving Credit Facility and had further availability thereunder of approximately $2.3 million. Inventories at March 29, 1997 decreased by approximately 3% to 13.5 million from $13.9 million at December 29, 1996. The decrease in inventory was offset by the increase in receivables by 17.1% to $5,358,134 at March 29, 1997 from $4,575,493 at December 29, 1996. Additionally, cash flows from financing activities were $2,195,691 for the first fiscal quarter of 1997 as compared to ($255,434) for the comparable period of 1996. Primarily as a result of the reduction in borrowings and accounts payable and the increase in accounts receivable, the Company's working capital increased by $6.0 million or 154% to $9.9 million March 29, 1997 from $3.9 million at December 29, 1996.

               The Company believes that funds generated from continuing operations, the net proceeds of the recently completed public offering of common stock and borrowings under the Revolving Credit Facility will be sufficient to finance the Company's anticipated working capital needs and capital expenditure requirements for at least the next 24 months.

                                       PART II

          Item 1.  Legal Proceedings.

          In the action* pending in the United States District Court for the Southern District of New York, brought by the Company and WMW Machinery Inc. against a former East German trade agency and its successor (collectively referred to as "WEMEX"), its liquidator, Werner P. Muender ("Muender"), the Treuhandanstalt ("Treuhand") and Bundesanstalt Fuer Vereinigungsbedingte Sonderaufgaben, the defendants had filed a motion for summary judgment which was pending at the time of the Company's initial public offering in February, 1997. By order of March 27, 1997, the Court granted the motion in part and denied it in part. The Court granted that portion of the motion seeking dismissal of the claims for breach of fiduciary duty by defendants, Muender and WEMEX based on a finding that those defendants owed no such duty to the plaintiffs. The Court also granted that portion of the motion seeking dismissal of the conversion claim against WEMEX and Muender based on a finding that a contractual forum selection clause relegated resolution of such claim to the German courts. The court denied those portions of the motion seeking dismissal of the remaining claims against the Treuhand and/or WEMEX based on the defenses of foreign sovereign immunity, lack of personal jurisdiction, the Act of State Doctrine, changed circumstances and forum non conveniens. The defendants have filed
                           ---------------------
          a motion for reargument on the issues of personal jurisdiction and forum non conveniens or, in the alternative, for
              --------------------
          certification of the foreign sovereign immunity issue for appeal to the United States Court of Appeals. The Company has opposed such motion.


          Item 6.  Exhibits and Reports on Form 8-K

                 (a)   Exhibit 27.  Financial Data Schedule

                 (b) The Registrant has not filed a report on Form 8-K during the quarter just ended.









          * previously disclosed by the Company in its 10-K for fiscal year
            1996

                                      SIGNATURES
                                      ----------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

          Date:  May 8, 1997.

          GENERAL BEARING CORPORATION
          ---------------------------
           (Registrant)


              /s/ David L. Gussack
           ---------------------------------
           David L. Gussack
           President



             /s/ Christopher Moore
          ----------------------------------
          Christopher Moore
          Vice President Finance
          (Principal Financial and  Accounting Officer)

                             EXHIBIT INDEX

            Exhibit               Description
            -------               -----------

              27                  Financial Data Schedule