Form 10-Q
period 1997-06-28
GENERAL BEARING CORP
filed 1997-08-11
CIK 1026221

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

 (Mark One)
           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended June 28, 1997

                                       OR

           [ ] Transition Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

For the transition period from ________________ to ________________

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

                      Common Stock $.01 par value per share
                      -------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

At July 28, 1997, the Registrant had issued and outstanding 3,900,000 shares of common stock, $.01 par value per share.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
               FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words "anticipates,: "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Quarterly Report such statements may relate, among other things, to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality, quantity or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in orders from, a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 28, 1997

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I
    Item 1. Financial Statements ........................................  2-5

    Item 2. Management's Discussion and Analysis of Financial Condition
              and Result of Operations...................................  6-7

PART II
    Item 1. Legal Proceedings............................................  8
    Item 6. Exhibits and Reports on Form 8-K.............................  8

Signature       .........................................................  9

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS

                                                         June 28,     December 29,
                                                           1997          1996
                                                       ------------   ------------
                                                       (Unaudited)
                     ASSETS
Current:
   Cash                                                $    135,930   $     12,969
   Accounts receivable - trade, less allowance
     for doubtful accounts of $235,000 and $235,000       5,754,532      4,575,493
   Inventories                                           13,385,263     13,898,595
   Prepaid expenses and other current assets                256,384        467,081
   Advances to parent and affiliates                        395,027        710,397
                                                       ------------   ------------

       Total current assets                              19,927,136     19,664,535
                                                       ------------   ------------

Fixed assets, net                                         2,402,676      2,604,670
                                                       ------------   ------------
Investments and advances:
   Investments in affiliates                                687,454        687,454
   Advances to affiliate                                    255,824        255,824
                                                       ------------   ------------

                                                            943,278        943,278
                                                       ------------   ------------

Deferred tax asset, net                                   1,490,000        700,000
                                                       ------------   ------------

Other assets                                                 33,522        486,182
                                                       ------------   ------------

Total Assets                                           $ 24,796,612   $ 24,398,665
                                                       ============   ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Note payable - bank                                 $  6,271,543   $  9,526,484
   Accounts payable:
     Trade                                                1,598,227      1,998,361
     Parent and affiliates                                  550,384      1,774,013
   Accrued expenses and other current liabilities         1,855,294      2,245,386
   Current maturities of long-term debt                     222,840        222,840
                                                       ------------   ------------

       Total current liabilities                         10,498,288     15,767,084
                                                       ------------   ------------

Long-term debt, less current maturities:
   Bank                                                     891,480      1,002,900
   Parent                                                 1,250,142      2,750,142
   Affiliate                                                751,243        739,588
                                                       ------------   ------------

       Total long-term liabilities                        2,892,865      4,492,630
                                                       ------------   ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock par value $.01 per share - shares
     authorized 1,000,000 none issued and outstanding            --             --
   Common stock par value $.01 per share - shares
     authorized 19,000,000, issued and outstanding
     3,900,000 and 3,000,000 shares                          39,000         30,000
   Additional paid-in capital                            28,592,391     23,654,524
   Deficit                                              (17,225,932)   (19,545,573)
                                                       ------------   ------------

       Total stockholders' equity                        11,405,459      4,138,951
                                                       ------------   ------------

Total liabilities and stockholder's equity             $ 24,796,612   $ 24,398,665
                                                       ============   ============

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                Twenty-six weeks ended       Thirteen weeks ended
                                              --------------------------  --------------------------
                                                June 28,      June 29,      June 28,      June 29,
                                                  1997          1996          1997          1996
                                              ------------   -----------  ------------   -----------
Sales                                         $ 21,068,844   $21,006,585  $ 11,476,284   $11,087,852
Cost of sales                                   14,578,573    15,745,699     7,843,694     8,285,290
                                              ------------   -----------  ------------   -----------
Gross profit                                     6,490,271     5,260,886     3,632,590     2,802,562
Selling, general and administrative expenses     4,429,121     3,751,460     2,330,695     1,924,052
                                              ------------   -----------  ------------   -----------
Operating income                                 2,061,150     1,509,426     1,301,895       878,510
Interest, net, including $11,353, $75,000,
$5,639 and $37,500 to parent                       497,506       674,744       215,910       343,563
                                              ------------   -----------  ------------   -----------
Income before income taxes                       1,563,644       834,682     1,085,985       534,947
Income tax (Benefit)                              (756,000)      318,000      (367,000)      204,000
                                              ------------   -----------  ------------   -----------
Net income                                    $  2,319,644   $   516,682  $  1,452,985   $   330,947
                                              ============   ===========  ============   ===========

Net income per common share                   $       0.63   $      0.17  $       0.37   $      0.11
                                              ============   ===========  ============   ===========
Weighted average number of common shares         3,697,252     3,000,000     3,900,000     3,000,000
                                              ============   ===========  ============   ===========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Twenty-six weeks ended
                                                                -------------------------
                                                                 June 28,      June 29,
                                                                   1997          1996
                                                                -----------   -----------
Cash flows from operating activities:
    Net income                                                  $ 2,319,644   $   516,682
    Add (deduct) noncash items charged (credited) to income:
        Deferred income taxes                                      (790,000)      318,000
        Depreciation and amortization                               301,326       271,117
    Add (deduct) changes in operating assets and liabilities:
        Accounts receivable                                      (1,179,039)      772,221
        Inventories                                                 513,332     1,840,530
        Prepaid expenses and other assets                           661,643        80,971
        Due to (from) affiliates                                 (1,755,246)      696,784
        Accounts payable and accrued expenses                      (790,229)   (2,341,246)
        Accrued customer damage claims                                   --      (863,821)
                                                                -----------   -----------

           Net cash provided by (used in) operating activities     (718,569)    1,291,238
                                                                -----------   -----------

Cash flows from investing activities:
    Equipment purchases                                            (247,618)     (444,072)
                                                                -----------   -----------

Cash flows from financing activities:
    Sale of common stock, net                                     4,946,867            --
    Repayment of long-term debt - bank                             (111,420)     (111,420)
    Decrease in note payable - bank                              (3,254,941)     (490,586)
    Due to Parent                                                 1,008,642      (278,844)
    Repayment of long-term debt - Parent                         (1,500,000)           --
                                                                -----------   -----------

         Net cash provided by (used in) financing activities      1,089,148      (880,850)
                                                                -----------   -----------

Net (decrease) increase in cash                                     122,961       (33,684)
Cash, beginning of period                                            12,969        50,735
                                                                -----------   -----------
Cash, end of period                                             $   135,930   $    17,051
                                                                ===========   ===========
Cash paid during the period for:
    Interest                                                    $   599,000   $   605,000
    Income Taxes                                                $    34,000            --

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

1.  Basis of
    Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 28, 1997 are not necessarily indicative of the results that may be expected for the year ending December 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1996.



2.  Litigation

      There has been no material change in litigation from the quarter ended March 29, 1997, except as specified in Part II Item 1.

3.  Initial Public
    Offering

      On February 7, 1997, General Bearing Corporation completed an initial public offering of 900,000 shares of common stock. The effect on the relevant stockholders' equity accounts is as follows:

                                         Common Stock     Paid-in-Capital
                                         ------------     ---------------
Balance, December 28, 1996                  $30,000         $23,654,524
Proceeds from sale of 900,000 shares of
common stock (par value 0.01 per share)       9,000           4,937,867
                                            -------         -----------
Balance, June 28, 1997 (unaudited)          $39,000         $28,592,391
                                            =======         ===========

4.  New Jersey
    Plant Closing

      In furtherance of the previously disclosed program to consolidate the operations at the New York facility, the Company has given notice to the State of New Jersey and the employees of the New Jersey facility of its' intention to close the New Jersey facility. In this regard, the Company has reserved $200,000, as of June 28, 1997, toward the cost of consolidating the two facilities. The Company expects to realize significant manufacturing cost savings upon completion of the consolidation.

      See accompanying notes to condensed consolidated financial statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales for the second fiscal quarter of 1997 were $11,476,284, an increase of $388,432 or 3.5% as compared to the same period in 1996. On a year-to-date basis, sales were $21,068,844, an increase of $62,259 or 0.3% as compared to the same period in 1996. Significant sales increases in spherical roller bearings, traction motor bearings and railroad components were offset by a decrease in sales of tapered journal bearings which have been negatively impacted by the product recall in 1995. The Company is still striving to re-enter this market.

      Gross Profit. Gross profit as a percentage of sales was 31.7% in the second fiscal quarter of 1997 as compared to 25.3% in the second fiscal quarter of 1996. On a year-to-date basis, gross profit increased to 30.8% in 1997 as compared to 25.0% in 1996. This increase resulted in part from the implementation of a program to increase efficiency in plant operations. This program entailed the consolidation of operations at the Company's West Nyack, New York facility which resulted in a significant reduction of plant personnel and simplification of tooling and quality control functions. The increase in gross profit as a percentage of sales also reflects a 5% price increase in the Distributor Bearing Division product lines, which have higher margins, as well as the Company's strategy to de-emphasize sales of low margin commodity bearings. Additionally, the Company increased sourcing from joint ventures, and believes that the improvement in gross profits reflect, in part, savings associated with this lower cost sourcing method.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales were 20.3% in the second fiscal quarter of 1997 as compared to 17.4% in the second fiscal quarter in 1996. On a year-to-date basis, selling, general and administrative expenses were 21.0% in 1997 as compared to 17.9% in 1996. Such percentage increases on a year-to-date basis reflect $677,661 of additional expenditures in advertising ($77,000), travel and entertainment ($66,000), personnel expense related to new hires ($69,000), moving expense reserve for New Jersey plant consolidation ($200,000), salaries related to new hires and raises ($93,000), profit sharing accrual ($75,000) and professional fees ($100,000).

      Interest Expense. Interest expense as a percentage of sales was 1.9% in the second fiscal quarter as compared to 3.1% in the same period in 1996. On a year-to-date basis, interest expense decreased to 2.4% as compared to 3.2% in 1996. This decrease in interest expense is primarily due to a decrease in outstanding bank debt as a result of the proceeds from the public offering in February, 1997, and record earnings in the second quarter of 1997, as well as more favorable lending rates renegotiated in the second quarter of 1997.

      Income Tax (Benefit). For the second fiscal quarter of 1997, the Company accrued an additional ($401,000) tax benefit relating to the anticipated use of net operating loss carryforwards as compared to a $204,000 tax expense recorded in the same period of 1996. On a year-to-date basis, the company has accrued a ($790,000) tax benefit as compared to a $318,000 tax expense in 1996.

      Net Income. As a result of the factors discussed above, net income for the second fiscal quarter of 1997 increased to $1,452,985, or $.37 per common share, as compared to $330,947, or $.11 per common share, for the same period in 1996. On a year-to-date basis net income increased to $2,319,644 or $0.63 per common share as compared to $516,682 or $0.17 per common share in 1996.

      Financial Condition, Liquidity and Capital Resources

      The Company's primary sources of capital have been net cash provided by operating activities, bank borrowings and financing from affiliates. Working capital requirements also have been financed through borrowings under a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. In 1996 there was an additional need for liquidity to fund expenses associated with the product recall in 1995, as well as the related carrying costs of inventory buildup. These liquidity demands were met through cash from operations and borrowings under the Revolving Credit Facility.

      On February 7, 1997, the Company successfully sold 900,000 shares of common stock to the public at $7 per share. The Company recognized net proceeds of $4,946,867 after expenses of the offering.

      Cash flows from operations were $718,569 used for the twenty-six weeks ended June 28, 1997 as compared to $1,291,238 provided for the comparable period of 1996. The increase in net income less deferred income taxes was offset by increases in accounts receivable and payments of affiliated debt and accounts payable and accrued expenses. The Company initially used the proceeds from the public offering to pay down its revolving credit facility. At June 28, 1997, the Company had outstanding borrowings of $6,271,543 under its Revolving Credit Facility and had further availability thereunder of approximately $4.2 million. Additionally, the Company offset $1.5 million of advances due from parent against $1.5 million of Long Term Debt due to parent. Inventories at June 28, 1997, decreased by approximately 3.7% to 13.4 million from $13.9 million at December 29, 1996. The decrease in inventory was offset by the increase in receivables by 25.8% to $5,754,532 at June 28, 1997 from $4,575,493 at December 29, 1996. Additionally, cash flows from financing activities were $1,089,148 for the second fiscal quarter of 1997 as compared to ($880,850) for the comparable period of 1996. Primarily as a result of the reduction in borrowings and accounts payable and the increase in accounts receivable, the Company's working capital increased by $5.5 million or 142% to $9.4 million at June 28, 1997, from $3.9 million at December 29, 1996.

      Net current assets increased by $397,947 or 1.6% for the 26 weeks ended June 28, 1997. Additionally, net current liabilities decreased by $5,268,796 or 33.4% for the same period, primarily as a result of the net proceeds from the public offering being initially used to pay down the revolving credit facility as previously discussed. This decrease in current liabilities dramatically improved the Company's current ratio from 1.55 to 1 on December 29, 1996, to
2.36 to 1 on June 28, 1997.

      The Company believes that funds generated from continuing operations, the net proceeds of the recently completed public offering of common stock and borrowings under the Revolving Credit Facility will be sufficient to finance the Company's anticipated working capital needs and capital expenditure requirements for at least the next 24 months.

                                     PART II

Item 1. Legal Proceedings & Environmental Compliance

The Company's S-1 Registration Statement effective February 7, 1997, disclosed, and the Annual Report on 10K for fiscal year 1996 referred to an action brought by the Company and Gussack Realty Company (Realty) against Xerox related to discharges by Xerox of contaminants into the subsurface at a property in the vicinity of the Company's former facility in Blauvelt, New York. Following the parties inability to reach an accord on the form of settlement documents, Xerox recently filed a counterclaim against the Company and Realty, seeking contribution for Xerox's remediation costs based upon Xerox's allegation of a discharge of contaminants into the subsurface at the Blauvelt facility . Inasmuch as neither Realty nor the Company have any knowledge of any such discharge and the New York State Department of Environmental Conservation has no record of any such discharge, the Company believes the counterclaim to be without merit and will vigorously defend against it.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 27. Financial Data Schedule

      (b) The Registrant has not filed any reports on Form 8-K during the quarter ended June 28, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 1997.

GENERAL BEARING CORPORATION
(Registrant)


    /s/ David L. Gussack
 ---------------------------------
 David L. Gussack
 President


    /s/ Christopher Moore
 ---------------------------------
Christopher Moore
Vice President Finance
(Principal Financial and Accounting Officer)