Form 10-Q
period 1997-09-27
GENERAL BEARING CORP
filed 1997-11-10
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

    |X|     Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended September 27, 1997

                                       OR

    |_|     Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the transition period from __________________ to __________________

                         Commission file Number 0-22053

                           GENERAL BEARING CORPORATION
             (Exact name of registrant as specified in its charter)

 Delaware                                            13-2796245
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification No.)

44 High Street, West Nyack, New York                 10994
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code: (914) 358-6000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock $.01 par value per share

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

At September 27, 1997, the Registrant had issued and outstanding 3,900,000 shares of common stock, $.01 par value per share.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 27, 1997


                                TABLE OF CONTENTS

                                                                        Page No.
PART I
    Item 1. Financial Statements ......................................    2 - 5

    Item 2. Management's Discussion and Analysis of Financial Condition
              and Result of Operations.................................    6 - 7

PART II
    Item 1. Legal Proceedings..........................................    8
    Item 6. Exhibits and Reports on Form 8-K...........................    8

Signature       .......................................................    9

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS

                                                         September 27,    December 29,
                                                             1997             1996
                                                         ------------     ------------
                     ASSETS                              (Unaudited)
Current:
   Cash                                                  $    127,572     $     12,969
   Accounts receivable - trade, less allowance for
     doubtful accounts of $235,000 and $235,000             5,307,838        4,575,493
   Inventories                                             13,775,235       13,898,595
   Prepaid expenses and other current assets                1,150,729          467,081
   Advances to parent and affiliates                          454,245          710,397
                                                         ------------     ------------
       Total current assets                                20,815,619       19,664,535
                                                         ------------     ------------
Fixed assets, net                                           2,385,235        2,604,670
                                                         ------------     ------------
Investments and advances:
   Investments in affiliates                                  687,454          687,454
   Advances to affiliate                                      324,105          255,824
                                                         ------------     ------------
                                                            1,011,559          943,278
                                                         ------------     ------------
Deferred tax asset, net                                     1,885,000          700,000
                                                         ------------     ------------
Other assets                                                   31,311          486,182
                                                         ------------     ------------
Total Assets                                             $ 26,128,724     $ 24,398,665
                                                         ============     ============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Note payable - bank                                   $  6,034,466     $  9,526,484
   Accounts payable:
     Trade                                                  1,553,371        1,998,361
     Parent and affiliates                                    394,862        1,774,013
   Accrued expenses and other current liabilities           2,114,901        2,245,386
   Current maturities of long-term debt                     1,058,610          222,840
                                                         ------------     ------------
       Total current liabilities                           11,156,210       15,767,084
                                                         ------------     ------------
Long-term debt, less current maturities:
   Bank                                                             0        1,002,900
   Parent                                                   1,250,142        2,750,142
   Affiliate                                                  899,290          739,588
                                                         ------------     ------------
       Total long-term liabilities                          2,149,432        4,492,630
                                                         ------------     ------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock par value $.01 per share - shares
     authorized 1,000,000 none issued and outstanding              --               --
   Common stock par value $.01 per share - shares
     authorized 19,000,000, issued and outstanding
     3,900,000 and 3,000,000 shares                            39,000           30,000
   Additional paid-in capital                              28,592,390       23,654,524
   Deficit                                                (15,808,308)     (19,545,573)
                                                         ------------     ------------
       Total stockholders' equity                          12,823,082        4,138,951
                                                         ------------     ------------
Total liabilities and stockholder's equity               $ 26,128,724     $ 24,398,665
                                                         ============     ============

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                   Thirty-nine weeks ended            Thirteen weeks ended
                                                -----------------------------     -----------------------------
                                                September 27,    September 28,    September 27,    September 28,
                                                    1997             1996             1997             1996
                                                ------------     ------------     ------------     -----------
Sales                                           $ 31,596,090     $ 29,800,338     $ 10,527,246     $ 8,793,753
Cost of sales                                     21,741,573       21,939,282        7,163,000       6,193,583
                                                ------------     ------------     ------------     -----------
Gross profit                                       9,854,517        7,861,056        3,364,246       2,600,170

Selling, general and administrative expenses       6,494,541        5,568,398        2,065,420       1,816,938

Other Income                                               0         (100,959)               0        (100,959)
                                                ------------     ------------     ------------     -----------
Operating income                                   3,359,976        2,393,617        1,298,826         884,191
Interest, net, including $17,346, $46,972,
$5,993 and ($28,028) to parent                       753,708          969,313          256,202         294,569
                                                ------------     ------------     ------------     -----------
Income before income taxes                         2,606,268        1,424,304        1,042,624         589,622
Income tax (Benefit)                              (1,131,000)         500,000         (375,000)        182,000
                                                ------------     ------------     ------------     -----------
Net income                                      $  3,737,268     $    924,304     $  1,417,624     $   407,622
                                                ============     ============     ============     ===========
Net income per common share                     $       0.99     $       0.31     $       0.36     $      0.14
                                                ============     ============     ============     ===========
Weighted average number of common shares           3,764,835        3,000,000        3,900,000       3,000,000
                                                ============     ============     ============     ===========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Thirty-nine weeks ended
                                                                  ----------------------------
                                                                  September 27,   September 28,
                                                                      1997            1996
                                                                  ------------    ------------
Cash flows from operating activities:

    Net income                                                    $ 3,737,268     $   924,304
    Add (deduct) noncash items charged (credited) to income:
        Deferred income taxes                                      (1,185,000)        500,000
        Depreciation and amortization                                 375,700         414,203
        Gain on sale of machinery                                    (254,396)             --
    Add (deduct) changes in operating assets and liabilities:
        Accounts receivable                                          (732,345)      1,215,057
        Inventories                                                   123,360       1,641,161
        Prepaid expenses and other assets                            (231,348)       (160,387)
        Due to/from affiliates                                     (1,871,175)        828,869
        Accounts payable and accrued expenses                        (575,479)     (2,506,345)
        Accrued customer damage claims                                     --      (1,103,512)
                                                                  -----------     -----------

           Net cash (used in) provided by operating activities       (613,415)      1,753,350
                                                                  -----------     -----------

Cash flows from investing activities:
    Equipment purchases                                              (599,098)       (545,860)
    Sale of machinery                                                 549,800              --
                                                                  -----------     -----------

            Net cash (used in) investing activities                   (49,298)       (545,860)
                                                                  -----------     -----------

Cash flows from financing activities:
    Sale of common stock, net                                       4,946,867              --
    Repayment of long-term debt - bank                               (167,130)       (167,130)
    Decrease in note payable - bank                                (3,492,018)       (564,462)
    Due to/from Parent                                                989,597        (518,082)
    Repayment of long-term debt - Parent                           (1,500,000)             --
                                                                  -----------     -----------

         Net cash provided by (used in) financing activities          777,316      (1,249,674)
                                                                  -----------     -----------

Net increase (decrease) in cash                                       114,603         (42,184)
Cash, beginning of period                                              12,969          50,735
                                                                  -----------     -----------
Cash, end of period                                               $   127,572     $     8,551
                                                                  ===========     ===========
Cash paid during the period for:
    Interest                                                      $   898,000     $ 1,043,000
    Income Taxes                                                  $    54,000              --

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

1.  Basis of        The accompanying unaudited condensed consolidated financial
    Presentation    statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 27, 1997 are not necessarily indicative of the results that may be expected for the year ending December 27, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 28, 1996.

2.  Litigation      There has been no material change in litigation from the
                    quarter ended June 28, 1997 except as specified in Part II,
                    Item 1.

3.  Initial Public  On February 7, 1997, General Bearing Corporation completed
    Offering an initial public offering of 900,000 shares of common stock. The effect on the relevant stockholders' equity accounts is as follows:

                                                 Common Stock    Paid-in-Capital
                                                 ------------    ---------------
Balance, December 28, 1996                          $30,000        $23,654,524
Proceeds from sale of 900,000 shares of common
stock (par value 0.01 per share)                      9,000          4,937,867
                                                    -------        -----------
Balance, September 27, 1997 (unaudited)             $39,000        $28,592,391
                                                    =======        ===========

4.  New Jersey      In furtherance of the previously disclosed program to
    Plant Closing   consolidate the operations at the New York facility, the
                    Company has given notice to the State of New Jersey and the employees of the New Jersey facility of its' intention to close the New Jersey facility. In this regard, the Company has a net reserve of $478,680, as of September 27, 1997, toward the cost of consolidating the two facilities. The
                    Company expects to realize significant manufacturing cost savings upon completion of the consolidation.

      See accompanying notes to condensed consolidated financial statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales for the third fiscal quarter of 1997 were $10,527,246, an increase of $1,733,493 or 19.7% as compared to the same period in 1996. On a year-to-date basis, sales were $31,596,090, an increase of $1,795,752 or 6.0% as compared to the same period in 1996. Significant sales increases in spherical roller bearings, traction motor bearings and railroad components more than offset a decrease in sales of tapered journal bearings.

      Gross Profit. Gross profit as a percentage of sales was 32.0% in the third fiscal quarter of 1997 as compared to 29.6% in the third fiscal quarter of 1996. On a year-to-date basis, gross profit increased to 31.2% in 1997 as compared to 26.4% in 1996. This increase resulted in part from the implementation of a program to increase efficiency in plant operations. This program entailed the consolidation of operations at the Company's West Nyack, New York facility which resulted in a significant reduction of plant personnel and simplification of tooling and quality control functions. The increase in gross profit as a percentage of sales also reflects a 5% price increase in the Distributor Bearing Division product lines, which have higher margins, as well as the Company's strategy to de-emphasize sales of low margin commodity bearings. Additionally, the Company increased sourcing from joint ventures, and believes that the improvement in gross profits reflect, in part, savings associated with this lower cost sourcing method.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales were 19.6% in the third fiscal quarter of 1997 as compared to 20.7% in the third fiscal quarter in 1996. On a year-to-date basis, selling, general and administrative expenses were 20.6% in 1997 as compared to 18.7% in 1996. Such percentage increases on a year-to-date basis reflect additional expenditures in advertising ($86,000), travel and entertainment ($90,000), personnel expense related to new hires ($88,000), moving expense reserve for New Jersey plant consolidation ($570,000), salaries related to new hires and raises ($173,000), profit sharing accrual ($122,000) and professional fees ($165,000). Selling, general and administrative expenses on a year-to-date basis were partially offset by the gain realized on the sale of equipment ($254,000).

      Interest Expense. Interest expense as a percentage of sales was 2.4% in the third fiscal quarter as compared to 3.4% in the same period in 1996. On a year-to-date basis, interest expense decreased to 2.4% as compared to 3.3% in 1996. This decrease in interest expense is primarily due to a decrease in outstanding bank debt as a result of the proceeds from the public offering in February, 1997, and record earnings in the second and third quarters of 1997, as well as more favorable lending rates renegotiated in the second quarter of 1997.

      Income Tax (Benefit). For the third fiscal quarter of 1997, the Company accrued an additional ($395,000) tax benefit relating to the anticipated use of net operating loss carryforwards as compared to a $182,000 tax expense recorded in the same period of 1996. On a year-to-date basis, the company has accrued a ($1,185,000) tax benefit as compared to a $500,000 tax expense in 1996.

      Net Income. As a result of the factors discussed above, net income for the third fiscal quarter of 1997 increased to $1,417,624, or $.36 per common share, as compared to $407,622, or $.14 per common share, for the same period in 1996. On a year-to-date basis net income increased to $3,737,268 or $0.99 per common share as compared to $924,304 or $0.31 per common share in 1996.

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

      Cash flows from operations were ($613,415) for the thirty-nine weeks ended September 27, 1997 as compared to $1,753,350 for the comparable period of 1996. The increase in net income less deferred income taxes was offset by increases in accounts receivable and payments of affiliated debt and accounts payable and accrued expenses. The Company initially used the proceeds from the public offering to pay down its revolving credit facility. At September 27, 1997, the Company had outstanding borrowings of $6,169,048 under its Revolving Credit Facility and had further availability thereunder of approximately $4.1 million. Inventories at September 27, 1997, decreased by approximately 0.9% to $13.8 million from $13.9 million at December 29, 1996. The decrease in inventory was offset by the increase in receivables by 16.0% to $5,307,838 at September 27, 1997 from $4,575,493 at December 29, 1996. Additionally, cash flows from financing activities were $777,316 for the third fiscal quarter of 1997 as compared to ($1,249,674) for the comparable period of 1996. Primarily as a result of the reduction in borrowings and accounts payable as effected by the proceeds of the initial public offering and funds generated from operations, and the increase in accounts receivable, the Company's working capital increased by $5.8 million or 148% to $9.7 million at September 27, 1997, from $3.9 million at December 29, 1996.

      Net current assets increased by $1,151,084 or 5.9% for the thirty-nine weeks ended September 27, 1997. Additionally, net current liabilities decreased by $4,610,874 or 29.2% for the same period, primarily as a result of the net proceeds from the public offering being initially used to pay down the revolving credit facility as previously discussed and despite the long term debt portion of the bank term loan ($835,770) being reclassed to current liabilities. This decrease in current liabilities dramatically improved the Company's current ratio from 1.55 to 1 on December 29, 1996, to 1.87 to 1 on September 27, 1997.

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

                                     PART II

Item 1. Legal Proceedings & Environmental Compliance

The Company's S-1 Registration Statement effective February 7, 1997, Annual Report on Form 10K for fiscal year 1996, and Quarterly Report on Form 10Q for the second quarter, 1997, referred to an action brought by the Company and Gussack Realty Company (Realty) against Xerox related to discharges by Xerox of contaminants into the subsurface at a property in the vicinity of the Company's former facility in Blauvelt, New York. In September, 1997, the Company and Realty retained the law firm of Fischbein, Badillo, Wagner & Harding to handle the matter. Also in September, Realty and the Company filed a motion seeking to dismiss the counterclaim on the grounds that it is barred by the applicable statute of limitations. Xerox has responded to the motion but an argument date has not yet been set. Additionally, the Company has retained the law firm of Weil, Gotschal & Manges, LLP to file a motion in the United States Bankruptcy Court for the Southern District of New York, seeking to hold Xerox in Contempt and for sanctions, on the grounds that the counterclaim filed by Xerox against the Company was discharged upon confirmation of the Company's Chapter 11 Reorganization Plan in 1993. Xerox has not yet responded to the motion, which was filed in October, 1997, and is still pending. While the Company believes its legal position in the above action to be correct, the Company cannot predict the outcome of the litigation but intends to vigorously defend its position.

In the action (previously disclosed in the Company's S-1 and 10K for the fiscal year 1996) pending in the United States District Court for the Southern District of New York, brought by the Company and WMW Machinery Inc. against a former East German trade agency and its successor (collectively referred to as "WEMEX"), its liquidator, Werne P. Muender ("Muender"), the Treuhandanstalt ("Treuhand") and Bundesanstalt Fuer Vereinigungsbedingte Sonderaufgaben, the defendants had filed a motion for summary judgment which was pending at the time of the Company's initial public offering in Februrary 1997. By order of March 27, 1997, the Court granted the motion in part and denied it in part. The Court granted that portion of the motion seeking dismissal of the claims for breach of fiduciary duty by defendants, Muender and WEMEX based on a finding that those defendants owed no such duty to the plaintiffs. The Court also granted that portion of the motion seeking the dismissal of the conversion claim against WEMEX and Muender based on a finding that a contractual forum selection clause relegated resolution of such claim to the German courts. The court denied those portions of the motion seeking dismissal of the remaining claims against the Treuhand and/or WEMEX based on the defenses of foreign sovereign immunity, lack of personal jurisdiction, the Act of State Doctrine, changed circumstances and forum non conveniens. In April, 1997, the defendants filed a motion for reargument on the issues of personal jurisdiction and forum non conviens or, in the alternative, for certification of the foreign sovereign immunity issue for appeal to the United States Court of Appeals. By order of August 13, 1997, the Court denied the defendants' motion for reargument in its entirety.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27. Financial Data Schedule

      (b)   Exhibits and Reports on Form 8-K.

            During the quarter for which this report is filed, the Company filed a Form 8-K on September 23, 1997, reporting a change in the Company's Certifying Accountant from BDO Seidman, LLP, to Ferro, Berdon & Company, LLP. On October 24, 1997, the Company filed an 8-K reporting the dismissal of Ferro, Berdon & Company, LLP and the reinstatement of BDO Seidman, LLP as the Company's Certifying Accountant.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 29, 1997

        GENERAL BEARING CORPORATION
 (Registrant)


      /s/ David L. Gussack
-------------------------------------------
 David L. Gussack
 President


     /s/ Christopher Moore
-------------------------------------------
Christopher Moore
         Vice President Finance
        (Principal Financial and  Accounting Officer)