Form 10-K
period 1997-12-31
GENERAL BEARING CORP
filed 1998-03-27
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 27, 1997

                                       OR
          [ ] Transition Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934
For the transition period from  .................. to ....................

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

At March 20, 1998 the aggregate market value of the Registrant's outstanding common stock, $.01 par value per share, held by non-affiliates, was $12,076,956, based on the closing sale price as reported March 20, 1998 on the NASDAQ Small Cap Market.

At March 20, 1998, the Registrant had issued and outstanding 3,911,950 shares of common stock, $.01 par value per share.

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

                           GENERAL BEARING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 27, 1997


                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I
  Item 1.  Business....................................................      1
  Item 2.  Properties..................................................      6

  Item 3.  Legal Proceedings...........................................      7
  Item 4.  Submission of Matters to a Vote of Security Holders.........      9

PART II
  Item 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters....................................     10
  Item 6.  Selected Financial Data.....................................     11
  Item 7.  Management's Discussion and Analysis of Financial
                Condition and Result of Operations.....................     12
  Item 8.  Financial Statements and Supplementary Data.................     17
  Item 9.  Change in and Disagreements with Accountants on
                Accounting and Financial Disclosure....................     44

PART III
  Item 10. Directors and Executive Officers of the Registrant..........     45
  Item 11. Executive Compensation......................................     48
  Item 12. Security Ownership of Certain Beneficial Owners and
                Management.............................................     49
  Item 13. Certain Relationships and Related Transactions..............     50

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K............................................     54

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

      Through flexibility in manufacturing and sourcing, as well as attentive customer service, the Company strives to be a reliable, innovative and cost effective provider of bearing components and products to the approximately $5 billion per year U.S. bearing market. The Company's strategy to accomplish this objective includes the following:

      * PROVIDE HIGH QUALITY PRODUCTS AND SUPERIOR CUSTOMER SERVICE. The Company maintains a detailed and extensive Quality Assurance Program and has been certified to the M 1003 standard by the Association of American Railroads ("AAR") and the MIL-I-45208 standard by General Dynamics, a military contractor. The Company recently has obtained ISO 9001 and QS 9000 registrations from the International Standards Organization ("ISO"). The Company also requires that both its affiliated and unaffiliated suppliers conform to Company and customer quality and engineering standards. Certain of the Company's products also have been specifically certified by the AAR for use in railroad cars. In addition, the Company has been qualified as an authorized supplier by leading automobile and truck trailer manufacturers (including GM, Ford, Fruehauf, Gunite, Stoughton Trailers, Inc., and Strick), railroads (including Burlington Northern, the Atchison, Topeka and Santa Fe Railway, Missouri Pacific Railroad Company, Southern Pacific Rail Corporation and Norfolk Southern Corp.) and national distributors of bearings, including Motion Industries and Applied Industrial Technology Inc. These certifications and qualifications, which often take significant time to obtain because of testing and other requirements, enable the Company to supply large markets currently served by a limited number of competitors.

      * PRESENCE IN CHINA. In 1987, the Company formed a joint venture, Shanghai General Bearing Co. Ltd. ("SGBC"), in the People's Republic of China ("PRC") to establish a low cost, quality controlled source for bearings and bearing components. The Company has formed other joint ventures in the PRC, and it continues to investigate joint venture opportunities. The Company believes that potential customers in the U.S. intending to establish or expand manufacturing and other facilities in the PRC have, and will continue to have, an incentive to purchase bearings from the Company in order to satisfy Chinese counterpurchasing and local content requirements. In addition, on February 3, 1997, the U.S. Department of Commerce ("Commerce") granted the Company's joint venture, SGBC, partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result of SGBC receiving zero or de minimis antidumping margins for the periods from 1990-1993 ("4th, 5th and 6th Reviews"), Commerce revoked the antidumping order as to SGBC in the 1993-1994 period ("7th Review"). As a result of the revocation, SGBC and the Company will no longer be required to participate in the annual reviews of the antidumping order conducted by Commerce. However, The Timken Company, the leading manufacturer and distributor in the United States of bearing components and products, has filed actions against the United States in the Court of International Trade challenging Commerce's final antidumping determinations of the 4th, 5th, 6th, 7th and 8th Reviews. The Company believes its revocation provides it with a competitive advantage. See Legal Proceedings.

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

PRODUCTS

      The Company and its joint ventures manufacture and market high quality, precision ball and roller bearings used in a broad range of applications including automotive and trucking (e.g., steering columns, wheels and axles), railcar and locomotive (e.g., wheel and axle assemblies), appliances (e.g., fans and vacuum cleaners), lawn and garden implements (e.g., lawn mowers), office equipment (e.g., copiers, mailing machines), consumer products (e.g., bicycles), medical equipment (e.g., wheelchairs), material handling (e.g., conveyor assemblies and hand trucks), power tools (e.g., drills and lathes), chemical processing and the oil industry (e.g., drilling rigs).

      The Company sells approximately 1,500 products. The Company's product line includes standard and metric precision ball bearings, double row ball bearings, unground bearings, and special ball bearings. The Company offers its products in standard, modified, and custom designs where appropriate. The Company produces both special and niche market bearings. Special bearings are specifically manufactured to the requirements of a customer, as determined in cooperation with the Company's engineering staff. Examples of these products include bearings for copier machines, automotive steering columns, postal equipment and wheelchairs. Niche bearings are bearings used in specific industries, and are produced by a limited number of manufacturers. Under the "Hyatt"(R) brand the Company produces selected tapered roller bearings, spherical roller bearings and cylindrical roller bearings which are used in railroad, truck trailer, automotive and other industrial applications.

MANUFACTURING AND SOURCING

      The Company primarily manufactures and assembles bearings at its facilities in New York and at the Company's joint venture facility, SGBC, in Shanghai, PRC. Certain imports from various locations have been subject to antidumping duties since 1987, requiring importing companies to post cash deposits. TRB's imported from SGBC, the Company's Chinese joint venture and principal source of imported product, have not been subject to antidumping duties since 1991.

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

CHINESE JOINT VENTURES

      The Company has entered into three joint ventures with manufacturers in the PRC to enable it to secure a reliable source of high quality low cost bearings and bearing components. In addition, World Machinery Company ("World"), which owns approximately 76.9% of the Company's common stock, has entered into two additional joint ventures with a Chinese bearing manufacturer and the Company has arrangements with such joint ventures. By entering into joint ventures, rather than long term manufacturing contracts, the Company is better able to monitor and control production and quality assurance by having access to the factories at both management and production levels. Furthermore, by sourcing from joint ventures, the Company may not be required to incur inventory carrying costs, since the joint ventures may hold all inventory until needed by the Company. The joint ventures also provide a far less capital intensive alternative to building Company-owned facilities.

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

      The Company has the exclusive right to sell the products of SGBC in the U.S. In 1995, 1996 and 1997, the Company imported $5,500,000, $5,800,000 and
$5,800,000 respectively, in bearings from SGBC. Purchases are made upon terms and conditions established periodically by negotiation between the Company and SGBC. Governance, operations, distributions and the dissolution of SGBC are governed by PRC law and by SGBC's joint venture contract and articles of association. SGBC's eight-member Board of Directors, which consists of five directors chosen by SRBF and three directors chosen by the Company, exercises authority over the joint venture by majority vote. Certain decisions involving annual strategy, budgeting and production plans require the vote of at least one Director chosen by the Company. Unanimous consent of the Board of Directors is required for all fundamental corporate changes.

      Shanghai Pudong General Bearing Company ("SPGBC"), a joint venture between General Bearing Corporation and Shanghai Xiua Industrial Corporation is located in the Pudong Industrial Zone of Shanghai. This venture produces ball bearings for sale in the U.S. by the Company.

      Ningbo General Bearing Company ("NGBC"), a joint venture between General Bearing Corporation and China Ningbo Genda Bearing Company, Ltd., was established in early 1998. Located in Yuyao City, China, this venture shall manufacture ball and roller bearings and their components. Initially, the ventures production will be dedicated for sale by the Company to the U.S. automotive industry.

      In addition, World Machinery Company ("World"), which owns 76.9% of the Company's common stock, has entered into two additional joint ventures with a Chinese bearing manufacturer. These joint ventures are suppliers to the Company.

      Rockland Manufacturing Company, ("Rockland") a joint venture between a subsidiary of World Machinery Company and Wafangdian USA Ltd., was established in 1993 and exists at the facilities of the Company. Rockland offers flexibility to the Company by providing readily accessible inventory which the Company pays for at the time it needs it.

      Wafangdian General Bearing Co., Ltd. ("WGBC"), is a joint venture between World Machinery Company ("World") and Wafangdian Bearing Company. In its initial stage, WGBC will produce rear wheel automotive bearings in the PRC with machinery purchased from GM's Delphi plant in Bristol, Connecticut. The Company will sell the WGBC bearings in the U.S. In its second stage, it is proposed that WGBC will produce railroad bearings for sale in the U.S. by the Company.

      World has granted the Company options, exercisable prior to December 31, 1999, to purchase from World, its interest in Rockland and WGBC, for $400,000 and $912,896 (subject to adjustment based on change in accounts payable by WGBC to World), respectively, representing the estimated capital contributions, advances for administrative expenses and other costs paid by World with respect to such ventures prior to December 31, 1997; plus any additional capital contributions made and administrative expenses incurred on behalf of the joint venture by World after such date.

SALES, MARKETING AND CUSTOMERS

      The Company markets its products in the U.S. and abroad through 11 salaried sales employees as well as 27 commissioned independent sales representative organizations, aggregating 95 sales persons. In addition, the Company has 7 customer service representatives responsible for handling orders and providing sales support. Products sold through the OEM Division bear The General(R) label for ball bearings and the Hyatt(R) brand for all types of roller bearings.

      The Company participates in trade shows sponsored by the Truck Maintenance Council, American Trucking Association and the Railway Supply Association. The Company spent $204,000 on advertising for fiscal 1997 and it anticipates that its advertising budget for fiscal 1998 will be between $150,000 and $200,000.

      Current OEM customers include automotive and locomotive divisions of GM, Gunite (manufacturer of wheels and hubs for trucks and trailers), Strick (truck trailer manufacturer), Trinity (freight car manufacturer), Burlington Northern (railroad) and Xerox (office equipment manufacturer). The OEM Division has over 350 customers. The Distribution Division markets the same broad line of bearing products as the OEM division. The Distribution Division has over 1,050 customers, ranging in size from Motion Industries and Applied Industrial Technology, each of which has approximately 400 stores in the U.S., to independent single outlet operations. The OEM Division focuses on the transportation industry, truck trailer manufacturers, railroad locomotive and freight car manufacturers and automotive manufacturers. No customer accounted for more than 10% of the Company's consolidated revenues for fiscal 1997.

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

EMPLOYEES

      As of December 31, 1997, the Company had 142 full-time employees, of whom 77 were engaged in production, shipping and receiving and maintenance, and 21 of whom were engaged in sales and marketing. 65 of the Company's employees engaged in production, shipping and receiving, and maintenance, are subject to collective bargaining and are represented by the United Brotherhood of Carpenters and Joiners of America, AFL-CIO, Local 3127 ("Union"). The current collective bargaining agreement with the Union expires on April 30, 2000. The Company believes that relations with its employees, including those subject to collective bargaining, are good. The Company has a 20 year relationship with the Union and has never experienced a Union work stoppage.

COMPETITION

      The ball and roller bearing industry is highly competitive. The Company believes that competition within the precision ball and roller bearing market is based principally on quality, price and the ability to meet customer delivery requirements. The Company's primary domestic and foreign competitors are Timken, SKF USA Inc., NSK Corporation, American Koyo Corp., NTN Bearing Corporation of America, The Torrington Company and FAG Holding Corporation. Management believes that the Company's manufacturing and sourcing capabilities and its reputation for consistent quality and reliability have positioned the Company for continued growth in both market share and sales.

PATENTS, TRADEMARKS AND LICENSES

      Except for The General(R) trademark and the Hyatt(R) trademark, the Company does not own any U.S. or foreign patents, trademarks or licenses that are material to its business. The Company does rely on certain data, including costing and customer lists, and the success of its business depends, to some extent, on such information remaining confidential. Each employee who may have access to confidential information is subject to a confidentiality agreement.

      The Company's use of the Hyatt(R) trademark is pursuant to a license with General Motors. Under the Hyatt License, the Company has the right to use the terms "Hyatt," "Hyatt Railway," "Hyatt Railway Products," "Hyatt Manufacturing," "Hyatt General" and various derivatives of "Hyatt" in connection with locomotive journal boxes, traction motor bearings, component parts thereof, and other products. The term of the Hyatt License extends until January 1, 2000, and may be renewed at the option of the Company for an additional ten year term. The Company paid GM an initial fee of $30,000 upon execution of the Hyatt License and has paid or will pay an annual licensing fee to GM in an amount increasing from $20,000 in 1990 to $35,000 in 1999. The fee payable by the Company upon the exercise of its option to renew the Hyatt License is based upon a benchmark of $27,500 indexed for inflation as of 1999.

ENVIRONMENTAL COMPLIANCE

      The Company's operations and products are subject to extensive federal, state and local regulatory requirements relating to pollution control and protection of the environment. Based on information compiled to date, management believes that the Company's current operations are in material compliance with applicable environmental laws and regulations. See Legal Proceedings.

Item 2. Properties.

      The Company leases a facility located in West Nyack, New York, which has approximately 190,000 square feet of floor space. Management believes that the plant is adequate for the Company's present needs and anticipated expansion. The West Nyack facility, which is used principally for administrative, assembly, manufacturing, and distribution purposes, is owned by Gussack Realty Company ("Realty"). On November 1, 1996, the Company and Realty entered into a lease for the West Nyack facility ("Lease"), which provides for an initial term expiring on October 31, 2003, and is renewable at the option of the Company for an additional six year term. The Company pays rent of $4.81 per square foot (or $912,840) annually, payable in monthly rent payments of $76,070. The Lease provides for an increase in the rent every other year, commencing in 1998, to the greater of (i) 106% of the next preceding year's rent or (ii) the preceding years rent multiplied by a fraction the numerator of which is the Consumer Price Index for the area including Rockland County or, if no such index is published, for Northern Jersey ("CPI") in effect 90 days prior to November 1 of the new rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. Simultaneously, the Company entered into a sublease with WMW Machinery Co. and World for approximately 31,000 and 5,500 square feet of the West Nyack facility, respectively. See "Item 13 Certain Relationships and Related Transactions." The lease for the Union, New Jersey facility, which was used principally for assembly, manufacturing and distribution purposes, was terminated by agreement effective December 1997. Rent expense for the Union location was approximately $204,000, $216,000 and $333,000 in 1995, 1996 and 1997, respectively. The
Company anticipates WMW Machinery Co., Inc. vacating the 36,500 square feet by the end of 1998, as the Company requires the use of the space for its own needs.


Item 3. Legal Proceedings.

      Timken vs. United States

      On August 25, 1986, Timken, a U.S. producer of tapered roller bearings, filed a petition on behalf of the U.S. tapered roller bearing industry with both the International Trade Commission ("ITC") and Department of Commerce ("Commerce") seeking the imposition of antidumping duties on imports of tapered roller bearings from Japan, Italy, the former Yugoslavia, Romania, Hungary and the PRC. In May 1987, Commerce found that tapered roller bearings from each of the aforementioned countries were being sold in the U.S. at less than fair value, as determined by Commerce based upon an estimate of the foreign market value of tapered roller bearings (i.e. the price at which the same or similar merchandise is sold or offered for sale in the principal markets of the home market country). Commerce subsequently issued an antidumping order imposing duties on the unfairly traded tapered roller bearings equal to the percentage difference between the selling prices in the U.S. and the foreign market value of the imported tapered roller bearings during specified review periods. Among others, the order named SGBC, the Company's joint venture in the PRC. Importers subject to the antidumping order are required to post a cash deposit with the U.S. Customs Service equal to the antidumping margin percentage multiplied by the export price of any imported product covered by the dumping petition. On February 3, 1997, Commerce granted the Company's joint venture, SGBC, partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result of SGBC receiving zero or de minimis antidumping margins for the 4th, 5th and 6th Reviews, Commerce revoked the antidumping order as to SGBC in the 7th Review. As a result of the revocation, SGBC and the Company will no longer be required to participate in the annual reviews of the antidumping order conducted by Commerce.

      Timken has filed actions against the United States in the Court of International Trade challenging Commerce's final antidumping determinations of the 4th, 5th, 6th, 7th and 8th Reviews, including the revocation as to SGBC. The Company has filed appearances in those actions and is opposing Timken therein. Briefs have been filed and oral argument was heard in the actions challenging the 4th, 5th, and 6th reviews on February 20th, 1998. The parties are now awaiting a ruling. Briefs have been filed in the action challenging the 7th and 8th Reviews, but oral argument has not yet been scheduled.

      WMW et al vs. WEMEX et al

      In 1986 the Company entered into a joint venture with a former East German trade agency pursuant to which the parties jointly owned, through a holding company called Alurop, WMW Machinery Inc. ("WHW"). Pursuant to the joint venture agreement, WMW was, by separate agency contract, granted the exclusive right to distribute certain East German machine tools in the United States. After the reunification of Germany in 1990, the Company's joint venture partner and its successors, including WEMEX, breached the joint venture agreement and the exclusive agency contract, causing damage to WMW by frustrating WMW's ability to sell machine tools and causing the rapid devaluation of its inventory. WMW could not ensure its customers that service and parts could be supplied, or that terms of the warranties could be met, causing its business to decline dramatically. The Company attempted unsuccessfully for a period of several years to amicably resolve the WMW dispute.

      In February 1995, however, WMW and the Company commenced an action in the U.S. District Court for the Southern District of New York against WEMEX, Werner
P. Muender, Treuhandanstalt and Bundesanstalt fuer Vereinigungsbedingte Sonderaufgaben alleging, among other things, that: (i) WEMEX breached a joint venture agreement with the Company and a commercial sales agency agreement with WMW and violated its duties to the Company and WMW arising under such agreements; (ii) the Company relied to its detriment upon promises made by WEMEX to support WMW's marketing efforts; and (iii) Werner P. Muender, the liquidator of WEMEX, wrongfully converted property of WMW to his benefit. WMW also sought a declaratory judgment that any indebtedness it may have owed to WEMEX be extinguished or diminished to the extent of existing value of machine tools purchased by WMW from or through WEMEX. Defendants answered the complaint, denying the allegations therein, and WEMEX asserted counterclaims against: (i) WMW for goods sold and delivered in the amount of $9,507,337; (ii) Seymour I. Gussack and WMW Machinery Co. in the amount of $9,507,337, alleging that Seymour
I. Gussack improperly caused the sale of WMW's assets to WMW Machinery Co.; and
(iii) the Company in the amount of $9,507,337, alleging that the Company breached its fiduciary duty to WEMEX by failing to provide the working capital requirements of WMW. On March 17th, 1998, the parties reached a tentative settlement of all claims, including counterclaims and third party claims. Under the terms of settlement applicable to the Company, the Company would release all of its claims against the defendants and the defendants would release all claims against the Company without the Company making or receiving payment of any kind. Accordingly, the settlement will have no impact on the Company's financial condition.

      Gussack Realty Company and General Bearing Corporation vs. Xerox

In 1995 Gussack Realty Company ("Realty") and the Company filed an action against Xerox in the United States District Court for the Southern District of New York related to the discharge by Xerox of contaminants into the subsurface at a property in the vicinity of property formerly leased by the Company and owned by Realty in Blauvelt, New York ("Blauvelt Property"). Realty and the Company, among other things, allege that the subsurface discharge has adversely affected the Blauvelt Property. The New York State Department of Environmental Conservation ("DEC") has held Xerox responsible for such discharges and Xerox has entered into several consent orders with DEC since 1984, agreeing, among other things, to investigate and remediate the impact of the discharges. In July, 1997, Xerox filed a counterclaim against the Company and Realty, seeking contribution for Xerox's remediation costs based upon Xerox's allegation of a discharge of contaminants into the subsurface at the Blauvelt facility . Inasmuch as neither Realty nor the Company have any knowledge of any such discharge and the New York State Department of Environmental Conservation has no record of any such discharge, the Company believes the counterclaim to be without merit and filed an Answer denying the allegations of the Counterclaim. In September, Realty and the Company filed a motion seeking to dismiss the counterclaim on the grounds that it is barred by the applicable statute of limitations. Xerox has responded to the motion and filed its own motion for summary judgment to which Realty and the Company have responded. The parties are waiting for the Court to reschedule oral argument which was previously scheduled for February, 1998, but was adjourned by the Court. In addition, the Company has filed a motion in the United States Bankruptcy Court for the Southern District of New York, seeking to hold Xerox in Contempt and for sanctions, on the grounds that the counterclaim filed by Xerox against the Company was discharged upon confirmation of the Company's Chapter 11 Reorganization Plan in 1993. Xerox has responded to the motion, which was filed in October, 1997, and has filed its own motion with the U.S. District Court seeking to remove consideration of the bankruptcy motion from the bankruptcy judge and have it decided by the District Court judge ("motion to withdraw the reference"). The Company has responded to the motion to withdraw the reference and oral argument is scheduled for April 7, 1998. While the Company believes its legal position in the above action to be correct, the Company cannot predict the outcome of the litigation but intends to vigorously defend its position.


Item 4. Submission of Matters to a Vote of Security Holders.
INAPPLICABLE

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock has been quoted on the NASDAQ Small Cap market under the symbol "GNRL" since the Company's initial public offering effective February 7, 1997.


                                            1997
                      -------------------------------------------------
Stock Prices                 High                       Low
                      -------------------------------------------------
      1st Quarter            7 1/4                     5 1/2
      2nd Quarter            9                         3 7/8
      3rd Quarter           15 3/8                     6 9/16
      4th Quarter           25 1/2                    12 1/2

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

      At March 2, 1998, the Company believes it had an excess of 840 holders of its Common Stock.

Item 6. Selected Financial Data

      The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual report. See Management Discussion and Analysis of Financial Condition and Results of Operations.

                                                            General Bearing Corporation
                                                              Selected Financial Data
                                                (In Thousands Except for Share and Per Share Data)
                                                                    Years Ended
----------------------------------------------------------------------------------------------------------------
                                        December 25,    December 31,   December 30,    December 28,   December 27,
                                              1993            1994           1995            1996           1997
----------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Sales                                   $   27,254      $   37,032     $   42,070      $   38,362     $   42,153
Operating income (loss)                 $     (387)     $      874     $      354      $    3,201     $    4,053
Income (loss) before extraordinary
     item and income tax (benefit)      $     (365)     $      255     $   (2,229)     $    1,998     $    3,246
Net income (loss)                       $    4,019      $      363     $   (1,729)     $    2,198     $    5,346
Net income (loss) per basic share
   (before extraordinary item)          $     (.02)     $      .08     $     (.58)     $      .73     $     1.41
Net income (loss) per basic share       $      .17      $      .12     $     (.58)     $      .73     $     1.41
Net income (loss) per diluted share     $      .17      $      .12     $     (.58)     $      .73     $     1.38

                                                                    Years Ended
----------------------------------------------------------------------------------------------------------------
                                        December 25,    December 31,   December 30,    December 28,   December 27,
                                              1993            1994           1995            1996           1997
----------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total Assets                            $   17,618      $   24,143     $   27,086      $   24,399     $   26,802
Long-term debt (excluding current
portion)                                $    4,512      $    5,218     $    4,817      $    4,493     $      910

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Fiscal 1997 compared to Fiscal 1996

      Sales. The Company's sales increased 9.9% from approximately $38.4 million in fiscal 1996 to approximately $42.2 million in fiscal 1997. This was primarily due to an increase in the number of units sold, and to a lessor degree to price increases. Sales of the OEM Division and the Distribution Division represented 62% and 38% of total sales in fiscal 1997, respectively, the same as fiscal 1996. The increase in sales between the two periods reflected a significant recovery in truck trailer production which resulted in an increase of truck trailer bearing sales of approximately $2.5 million. Other areas of significant increases in sales included journal box bearings and related parts for the locomotive industry, $900,000; spherical roller bearings for various heavy industrial applications, $700,000; and tapered roller bearings for the truck and trailer aftermarket, $400,000. These increases in sales were partially offset by a decrease in sales of tapered journal bearings of $2.6 million.

      Cost of Sales. The Company's cost of sales as a percentage of sales decreased from 72.8% in fiscal 1996 to 69.0% in fiscal 1997. The decrease was partially the result of a program to increase efficiency in plant operations. This program entailed the consolidation of operations between the Company's Union, New Jersey and West Nyack, New York facilities, (completed December
1997), which the Company believes will simplify tooling, personnel and quality control functions while reducing fixed costs. The decrease of cost of sales as a percentage of sales also reflects the Company's strategy to de-emphasize sales of low margin commodity bearings. The Company operates on the principle that a flexible method of combining product and component purchasing with its own manufacturing and assembly capabilities can provide high-quality products and cost advantages. The Company has increased its sourcing from joint venture partners and believes that improvements in cost of sales and gross margins reflect, in part, cost savings associated with such sourcing. In 1997, the Company concluded its withdrawal from two unprofitable product lines. In conjunction with the sale or disposition of these product lines, inventory reserves were reduced by $554,000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7.6 million in fiscal 1996 to $8.6 million in fiscal 1997, and as a percentage of sales, such expenses increased from 19.9% to 20.4%, respectively. Major areas, and their increases were: salaries and fringes ($533,000), professional fees ($154,000) and advertising ($99,000).

      Operating Income. Operating income increased to approximately $4.1 million in fiscal 1997 from approximately $3.2 million in fiscal 1996. Operating income for fiscal 1996 reflects a customer damage recovery of approximately $401,000 recorded in that year. For fiscal 1996, the Company had recovery of approximately $621,000 relating to the recall. For fiscal 1997, the Company incurred net plant closing costs of $403,000.

      Other Income (Expense). Other expenses decreased by 32.9% from approximately $1.2 million in fiscal 1996 to $807,000 in fiscal 1997 almost entirely due to a reduction of interest costs as related to reduced borrowing requirements.

      Income Tax (Benefit). For fiscal 1997, the Company recorded an additional $2.1 million benefit as compared to the benefit recorded in fiscal 1996, of $200,000, relating to the anticipated use of net operating loss carry-forwards.

      Net Income (Loss). As a result of the factors discussed above, net income increased to $5.3 million in fiscal 1997 from net income of approximately $2.2 million in fiscal 1996.

      Earnings Per Share. Earnings per share in 1997 were $1.41 basic and $1.38 diluted as compared to $.73 basic and diluted respectively in 1996.

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

      Cost of Sales. The Company's cost of sales as a percentage of sales decreased from 76.2% in fiscal 1995 to 72.8% in fiscal 1996. The decrease was partially the result of the commencement of a program to increase efficiency in plant operations. This program entailed the consolidation of operations between the Company's Union, New Jersey and West Nyack, New York facilities, which simplified tooling, personnel and quality control functions. The consolidation of operations began in the first quarter of 1996. To date, the cost of consolidation has not been material and has been expensed as a component of cost of sales as incurred. The decrease of cost of sales as a percentage of sales also reflects the Company's strategy to deemphasize sales of low margin commodity bearings. The Company operates on the principle that a flexible method of combining product and component purchasing with its own manufacturing and assembly capabilities can provide high-quality products and cost advantages. In the last several years, the Company has increased its sourcing from joint venture partners and the Company believes that improvements in cost of sales and gross margins reflect in part cost savings associated with increased sourcing. The improvement in cost of sales as a percentage of sales also reflected the settlement with one of the Company's suppliers related to the tapered journal bearings recall which resulted in the cancellation of a Company payable to such supplier of approximately $220,000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7.5 million in fiscal 1995 to $7.6 million in fiscal 1996, and as a percentage of sales, such expenses increased from 17.8% to 19.9%, respectively, due to a decrease in sales.

      Provision for Customer Damage Claims. In April 1995, three railroads reported to the AAR problems with eight of the Company's bearings that were attributed to misplaced seals. The Company agreed to recall approximately 10,000 tapered journal bearings. As a result, the Company recorded a special provision of approximately $2.2 million during fiscal 1995 representing an estimated liability for rework costs and customer damage claims. In comparison, during fiscal 1996, the Company recorded a credit of approximately $401,000, representing recovery for customer damage claims. Since the recall and the conditional reapproval in September 1995 of the Company's sale of tapered journal bearings, the Company's sales of the product have not attained previous levels. However, the recall is not expected to affect the future operations and financial position of the Company.

      Operating Income. Operating income increased to approximately $3.2 million in fiscal 1996 from approximately $354,000 in fiscal 1995. Operating income for fiscal 1995 reflects a customer damage claim of approximately $2.2 million recorded in that year. For fiscal 1996, the Company had recovery of approximately $621,000 relating to the recall.

      Other Income (Expense). Other expenses decreased by 53.5% from approximately $2.6 million in fiscal 1995 to $1.2 million in fiscal 1996. Fiscal 1995 included write-offs of the balance of the Company's (i) equity investment in a subsidiary ($960,000) and (ii) goodwill ($93,333) due to uncertainty surrounding the future recovery of cash flows against these assets.

      Income Tax (Benefit). For fiscal 1996, the Company accrued an additional $200,000 benefit as compared to the benefit recorded in fiscal 1995, of $500,000, relating to the anticipated use of net operating loss carry-forwards. As of December 28, 1996, the Company had a deferred tax asset valuation reserve of $3.3 million which has been further reduced.

      Net Income (Loss). As a result of the factors discussed above, net income increased to $2.2 million in fiscal 1996 from a net loss of approximately $1.7 million in fiscal 1995.

Liquidity and Capital Resources

      During the three years ended December 27, 1997, the Company's primary sources of capital have been net cash provided by operating activities, bank borrowings and financing from affiliates and public offering of the common stock. Working capital requirements also have been financed through revolving credit borrowings. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion.

      On February 7, 1997, the Company successfully sold 900,000 shares of common stock to the public at $7 per share. The Company recognized net proceeds of approximately $4.9 million after expenses from the offering. The Company has used a portion of these proceeds as working capital and to pay down debts.

      At December 28, 1996, and December 27, 1997, the Company had working capital of approximately $3.9 million and $8.9 million respectively. Cash flow from operations for 1997 was $260,000 as compared to $2.9 million during 1996. The decrease in the Company's cash flow from operations primarily reflects a paydown of debt to parent and affiliates and trade accounts payable as well as an increase in accounts receivable. These cash outlays were partially offset by a reduction in inventory.

      Historically, the Company has used cash provided by operations to fund a portion of its operating requirements and capital expenditures. The Company also has relied on borrowings under its $15.0 million Revolving Credit Facility with Bank of New York Commercial Corporation ("BNYCC") to fund operations. As of December 27, 1997, $5.8 million was available under the Revolving Credit Facility, which sums are secured by the Company's accounts receivable, inventory and various other assets. The Revolving Credit Facility currently terminates in June 1999 and will remain available through that date. The Revolving Credit Facility allows for borrowings, from time to time, not to exceed the lesser of $15.0 million or an amount equal to the sum of (i) 85% of eligible receivables, as defined, (ii) 50% of eligible inventory, as defined, consisting of raw materials, (iii) 50% of eligible inventory, as defined, consisting of finished goods, and (iv) 50% of eligible inventory, as defined, in transit under letters of credit less the sum of the (x) the aggregate amount of outstanding letters of credit and (y) such reserves as the lender may reasonably deem proper and necessary from time to time. In 1997 the Company requested and obtained more favorable terms, including interest rate reductions and lower fees, on the Revolving Credit Facility. The Revolving Credit Facility contains covenants that, among other things, limit the Company's ability to incur additional indebtedness and requires the Company to maintain certain levels of working capital and satisfy other financial tests. As of December 27, 1997, the Company was in violation of one of its covenants; however the Bank agreed to waive that violation as of December 27, 1997.

      The Company anticipates that capital expenditures for the current fiscal year and the foreseeable future will be approximately $750,000 to $1.0 million per year. However, the Company, from time to time, may consider the implementation of programs to expand its operations, which could increase capital expenditures above this level. Additionally, the Company has entered into a joint venture agreement which required a total contribution of $1.0 million. The remaining balance due and to be paid in 1998 is $750,000.

      The Company believes that funds generated from continuing operations and borrowings under the Revolving Credit Facility will be sufficient to finance the Company's anticipated working capital needs and capital expenditure requirements for at least the next 24 months.

Year 2000 Compliance

      The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. The Company's operating system and database system are "Year 2000" compliant. The Company presently believes that with minor modifications to existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified. However, no such modifications or conversions has or will require material expenditures.

Effect of Recently Issued Accounting Standards

      In June 1997, the Financial Accounting Standards Board issued two new reporting and disclosure standards. Results of operations and financial position will be unaffected by implementation of these new standards.

      SFAS 130, "Reporting Comprehensive Income", established standards of reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      SFAS 131, "Disclosure about Segments of a Business Enterprise", establishes standards of the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards of disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

      Both of these new standards are effective for financial statements of periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of SFAS 130 and 131 are not expected to have any material effect on the Company's financial statement disclosures.

      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. Due to the recent issuance of this standard, management has been unable to fully evaluate the extent of future financial statement disclosures that may be required.

Inflation

      The effect of inflation on the Company has not been significant during the last two fiscal years.

Item 8. Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements
                                                                       Page
                                                                       ----
      Report of Independent Certified Public Accountants.............. F-20

      Consolidated Balance Sheets, December 28, 1996 and December
      27, 1997.......................................................  F-21

      Consolidated Statements of Operations for the Years Ended
      December 30, 1995, December 28, 1996 and December 27, 1997...... F-22

      Consolidated Statements of Stockholders' Equity for the
      Years Ended December 30, 1995, December 28, 1996 and December
      27, 1997........................................................ F-23

      Consolidated Statements of Cash Flows for the Years Ended
      December 30, 1995, December 28, 1996 and December 27, 1997...... F-24

      Notes to Consolidated Financial Statements...................... F-29-41

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                       THREE YEARS ENDED DECEMBER 27, 1997

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                       THREE YEARS ENDED DECEMBER 27, 1997


                                TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                 F-20

CONSOLIDATED FINANCIAL STATEMENTS:

    Balance sheets                                                 F-21

    Statements of operations                                       F-22

    Statements of changes in stockholders' equity                  F-23

    Statements of cash flows                                       F-24

    Summary of significant accounting policies                     F-25 - 28

    Notes to consolidated financial statements                     F-29 - 41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

General Bearing Corporation
West Nyack, New York

We have audited the accompanying consolidated balance sheets of General Bearing Corporation and subsidiaries as of December 28, 1996 and December 27, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Bearing Corporation and subsidiaries as of December 28, 1996 and December 27, 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles.



BDO Seidman, LLP



New York, New York
February 28, 1998, except for the third
   paragraph of Note 14(d) which is
   as of March 17, 1998.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                        December 28,       December 27,
                              ASSETS                                        1996               1997
                                                                        ------------       ------------
Current:
    Cash                                                                $     12,969       $    117,941
    Accounts receivable - trade, less allowance for doubtful
       accounts of $235,000 and $235,000                                   4,575,493          5,473,096
    Inventories                                                           13,898,595         11,747,009
    Prepaid expenses and other current assets                                467,081            878,745
    Advances to parent and affiliates                                        710,397          2,178,261
                                                                        ------------       ------------
          Total current assets                                            19,664,535         20,395,052
                                                                        ------------       ------------
Fixed assets, net                                                          2,604,670          2,387,062
                                                                        ------------       ------------
Investments and advances:
    Investments in affiliates                                                687,454            712,717
    Advances to affiliate                                                    255,824            398,037
                                                                        ------------       ------------
                                                                             943,278          1,110,754
                                                                        ------------       ------------
Deferred tax asset, net                                                      700,000          2,880,000
                                                                        ------------       ------------
Other assets                                                                 486,182             28,954
                                                                        ------------       ------------
Total Assets                                                            $ 24,398,665       $ 26,801,822
                                                                        ============       ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Note payable - bank                                                 $  9,526,484       $  5,439,707
    Accounts payable:
       Trade                                                               1,998,361          1,313,851
       Affiliates                                                          1,774,013            263,160
       Parent                                                                     --            251,750
    Accrued expenses and other current liabilities                         2,245,386          1,938,654
    Current maturities of long-term debt                                     222,840          2,253,042
                                                                        ------------       ------------
          Total current liabilities                                       15,767,084         11,460,164
                                                                        ------------       ------------
Long-term debt, less current maturities:
    Bank                                                                   1,002,900                 --
    Parent                                                                 2,750,142                 --
    Affiliate                                                                739,588            909,973
                                                                        ------------       ------------
          Total long-term liabilities                                      4,492,630            909,973
                                                                        ------------       ------------
Commitments and contingencies
Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000 none issued and outstanding                           --                 --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, issued and outstanding 3,000,000 and
        3,900,000 shares                                                      30,000             39,000
    Additional paid-in capital                                            23,654,524         28,592,387
    Deficit                                                              (19,545,573)       (14,199,702)
                                                                        ------------       ------------
          Total stockholders' equity                                       4,138,951         14,431,685
                                                                        ------------       ------------
Total liabilities and stockholders' equity                              $ 24,398,665       $ 26,801,822
                                                                        ============       ============

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                         Years Ended
                                                      --------------------------------------------------
                                                      December 30,       December 28,       December 27,
                                                          1995               1996               1997
                                                      ------------       ------------       ------------
Sales                                                 $ 42,070,000       $ 38,362,128       $ 42,152,766
Cost of sales                                           32,068,789         27,926,232         29,089,516
                                                      ------------       ------------       ------------
     Gross profit                                       10,001,211         10,435,896         13,063,250
Selling, general and administrative expenses             7,495,208          7,635,824          8,607,027
Provision (recovery) - customer damage claims            2,152,000           (400,959)                --
Plant closing costs, net                                        --                 --            402,856
                                                      ------------       ------------       ------------
     Operating income                                      354,003          3,201,031          4,053,367
                                                      ------------       ------------       ------------
Other (income) expense:
     Interest, net, including $180,000, $54,261,
     $21,052 to parent                                   1,428,451          1,223,143            851,878
     Equity in income of affiliate                         (78,587)                --            (25,261)
     Other                                               1,233,039            (20,200)           (19,121)
                                                      ------------       ------------       ------------
                                                         2,582,903          1,202,943            807,496
                                                      ------------       ------------       ------------
     Income (loss) before income tax benefit            (2,228,900)         1,998,088          3,245,871
Income tax (benefit)                                      (500,000)          (200,000)        (2,100,000)
                                                      ------------       ------------       ------------
     Net Income (loss)                                $ (1,728,900)      $  2,198,088       $  5,345,871
                                                      ============       ============       ============
Income (loss) per common share:
     Basic                                            $       (.58)      $        .73       $       1.41
                                                      ------------       ------------       ------------
     Diluted                                          $       (.58)      $        .73       $       1.38
                                                      ------------       ------------       ------------
Weighted average number of common shares
     Basic                                               3,000,000          3,000,000          3,798,904
                                                      ------------       ------------       ------------
     Diluted                                             3,000,000          3,000,000          3,868,610
                                                      ------------       ------------       ------------

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY

                                  Preferred Stock             Common Stock           Additional
                                -------------------   --------------------------      paid-in
                                  Shares     Amount      Shares        Amount         capital       Deficit
                                ---------   -------   -----------   ------------    -----------   ------------
Balance, December 31, 1994                              3,000,000        $30,000    $23,654,524   $(20,014,761)
Net loss                               --        --            --             --             --     (1,728,900)
                                ---------   -------   -----------   ------------    -----------   ------------
Balance, December 30, 1995                              3,000,000         30,000     23,654,524    (21,743,661)
Net income                             --        --            --             --             --      2,198,088
                                ---------   -------   -----------   ------------    -----------   ------------
Balance, December 28, 1996             --        --     3,000,000         30,000     23,654,524   $(19,545,573)
Sale of 900,000 Common Shares          --        --       900,000          9,000      4,937,863             --
Net income                             --        --            --             --             --      5,345,871
                                ---------   -------   -----------   ------------    -----------   ------------
Balance, December 27, 1997             --        --     3,900,000   $     39,000    $28,592,387   $(14,199,702)
                                =========   =======   ===========   ============    ===========   ============

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year ended
                                                                ------------------------------------------
                                                                December 30,   December 28,   December 27,
                                                                    1995           1996           1997
                                                                -----------    -----------    -----------
Cash flows from operating activities:
    Net income (loss)                                           $(1,728,900)   $ 2,198,088    $ 5,345,871
Add (deduct) noncash items charged(credited) to income:
    Deferred income taxes                                          (500,000)      (200,000)    (2,180,000)
    Depreciation and amortization                                   520,082        557,208        511,487
    Equity in income of affiliate                                   (78,587)            --        (25,261)
    Revaluation of equity investment                                960,000             --             --
    Revaluation of goodwill                                          93,333             --             --
    (Gain) loss on disposal of fixed assets                         144,967        (17,838)       (36,402)
    Other                                                            64,928             --             --
    Add (deduct) changes in operating assets and liabilities:
        Accounts receivable                                        (457,381)     1,468,549       (897,603)
        Inventories                                              (2,963,603)     2,727,639      2,151,586
        Prepaid expenses and other assets                           169,234       (730,093)        42,135
        Due to (from) affiliates                                    617,296        497,782     (3,660,942)
        Accounts payable and accrued expenses                     1,788,263     (2,035,493)      (991,245)
         Accrued customer damage claims                           1,564,742     (1,564,742)            --
                                                                -----------    -----------    -----------
        Net cash provided by operating activities                   194,374      2,901,100        259,626
                                                                -----------    -----------    -----------
Cash flows from investing activities:
    Fixed asset purchases                                        (1,111,653)      (681,641)      (604,832)
    Sale of fixed assets                                                 --         21,200        350,785
                                                                -----------    -----------    -----------
        Net cash used in investing activities                    (1,111,653)      (660,441)      (254,047)
                                                                -----------    -----------    -----------
Cash flows from financing activities:
    Sale of common shares, net                                           --             --      4,946,863
    Proceeds from long-term debt - bank                           1,560,000             --             --
    Repayment of long-term debt - bank                             (111,420)      (222,840)      (222,840)
    Increase (decrease) in note payable - bank                      892,785     (1,336,410)    (4,086,777)
    Repayment of long-term debt and other balances - parent      (1,440,304)      (719,175)      (537,853)
                                                                -----------    -----------    -----------
        Net cash provided by (used in) financing activities         901,061     (2,278,425)       (99,393)
                                                                -----------    -----------    -----------
Net (decrease) increase in cash                                     (16,218)       (37,766)       104,972
Cash, beginning of year                                              66,953         50,735         12,969
                                                                -----------    -----------    -----------
Cash, end of year                                               $    50,735    $    12,969    $   117,941
                                                                ===========    ===========    ===========

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company       General Bearing Corporation ("General") and subsidiaries
                  (collectively, the "Company") manufactures, sources, assembles and distributes ball bearings, including standard radial, electric motor quality, tapered roller and traction motor ball bearings, used in a broad range of industrial applications.
                  The Company supplies bearings to original equipment manufacturers and to manufacturing industries, railroad companies and the industrial aftermarket primarily in the United States and Canada. The Company also markets bearings for freight cars and locomotives worldwide. At December 27, 1997, the Company is a 76.9% owned subsidiary of World
                  Machinery Company ("World" or "Parent").

Principles of     The accompanying consolidated financial statements include the
Consolidation     accounts of General and two majority-owned subsidiaries which are inactive at the end of 1997. Investments in 20%- to 50%-owned companies are accounted for on the equity method.
                  All significant intercompany accounts and transactions have been eliminated.

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

Fixed Assets      The cost of depreciable plant and equipment is depreciated for financial reporting purposes over the estimated useful lives using the straight-line or declining balance methods. The estimated lives for each property classification are as follows:

                  --------------------------------------------------------------
                  Machinery and equipment             3 to 10 years
                  Furniture and fixtures              10 years
                  Transportation equipment            3 to 5 years
                  Leasehold improvements              Lesser of life of lease or
                                                      useful life
                  ==============================================================

                  Expenditures for maintenance, repairs and minor renewals or betterments are charged against income. Major renewals and replacements are capitalized.

Evaluating        The Company reviews the carrying values of its long-lived and
Recoverability    identifiable intangible assets for possible impairment
of Long Lived     whenever events or changes in circumstances indicate that the
Assets            carrying amount of the assets may not be recoverable. The
                  Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Revenue           The Company recognizes revenue when products are shipped.
Recognition

Reporting         The reporting period for the Company is a 52-53 week period
Period            ending on the last Saturday in December. There were 52 weeks in each of the periods ended December 30, 1995 and December
                  28, 1996 and December 27, 1997.

Income Taxes      The Company filed a consolidated Federal income tax return with its Parent through the date of its initial public offering; thereafter, it will file its own federal return.
                  State and local tax returns are filed separately for the entire year. Federal income taxes are calculated as if the Company filed its tax return on a separate return basis for all periods presented. Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

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

Estimated Fair    Statement of Financial Accounting Standards ("SFAS") No. 107,
Value of          "Disclosure About Fair Value of Financial Instruments",
Financial         requires disclosures of fair value information about financial
Instruments       instruments, for which it is practicable to estimate the
                  value, whether or not recognized on the balance sheet.

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

Concentrations    The Company extends credit based on an evaluation of the
of Credit Risk    customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Stock-Based       In October 1995, the Financial Accounting Standards Board
Compensation      issued Statement of Financial Accounting Standards No. 123,
                  "Accounting for Stock-Based Compensation" ("SFAS No. 123").
                  SFAS No. 123 requires entities which have arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock to either record the fair value of the arrangements or disclose the proforma effects of the fair value of the arrangements.
                  The Company has adopted the disclosure method of SFAS No. 123.

Earnings Per      Earnings per common share are computed on the basis of the
Common Share      weighted average number of common shares outstanding during the year. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,
                  Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities.
                  Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been restated, and where necessary, restated to conform to the Statement 128 requirements.

Effect of         In June 1997, the Financial Accounting Standards Board issued
Recently Issued   two new disclosure standards.
Accounting
Standards

                  Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                  Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), Disclosures about Segments of an Enterprise and Related Information, which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                  Both of these new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. The adoption of these standards is not expected to impact the Company's financial statements or disclosures.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which standardizes the disclosure requirements for pensions and other postretirement benefits. Due to the recent issuance of this standard, management has been unable to fully evaluate the extent of future financial statement disclosures that may be required.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Initial        In February, 1997, the Company completed an initial public
   Public         offering ("IPO") in which 900,000 shares of common stock were
   Offering       sold for $ 7 per share for a total consideration of $ 6.3
                  million. Net proceeds received by the Company amounted to approximately $ 4.9 million. The Company has used a portion of these proceeds as working capital and to pay down debt.

2. Inventories    Inventories consist of the following:


                                     December 28,  December 27,
                                         1996          1997
--------------------------------------------------------------
Finished goods                       $ 6,958,972   $ 7,528,784
Raw materials, purchased parts and
work-in-process                        6,939,623     4,218,225
--------------------------------------------------------------
                                     $13,898,595   $11,747,009
==============================================================


3.Fixed Assets Fixed assets consist of the following:


                                     December 28,  December 27,
                                         1996         1997
--------------------------------------------------------------
Machinery and equipment              $ 4,802,427   $ 3,888,097
Furniture and fixtures                   393,298       370,065
Leasehold improvements                   469,587       588,971
Transportation equipment                  36,136        39,786
--------------------------------------------------------------
                                       5,701,448     4,886,919
Less: Accumulated depreciation
                and amortization       3,096,778     2,499,857
--------------------------------------------------------------
                                     $ 2,604,670   $ 2,387,062
==============================================================

Depreciation and amortization expense was $518,368, $553,779 and $508,058 for the years 1995, 1996 and 1997, respectively.

The Company purchased, through affiliates, $750,000 and $145,000 of machinery and equipment in 1995 and 1997, respectively.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Other Assets   Other assets consist of the following:



                                                     December 28,   December 27,
                                                        1996           1997
------------------------------------------------------------------------------
Security deposits and other                          $   17,325     $   13,525
Deferred loan costs                                      18,857         15,429
Deferred registration costs                             450,000             --
------------------------------------------------------------------------------
                                                     $  486,182     $   28,954
==============================================================================


5. Investments
   and Advances

                                                     December 28,   December 27,
                                                        1996           1997
------------------------------------------------------------------------------
Investments in affiliates:
   Less than 50%-owned - at equity:
      Shanghai General Bearing Co., Ltd.
      (25%-owned) (a)                                $  687,454     $  712,717
------------------------------------------------------------------------------
Advances to Parent and affiliates:
       Current:
        Parent (b)                                   $  710,397             --
        Rockland Manufacturing Company (c)                   --        916,712
        Shanghai General Bearing Co., Ltd. (a)               --        390,889
        Wafangdian General Bearing Co., Ltd. (c)             --        870,660
------------------------------------------------------------------------------
                                                     $  710,397     $2,178,261
==============================================================================
------------------------------------------------------------------------------
      Long-term:
        General IKL Corp. (see Note 12(e))           $  255,824     $  398,037
==============================================================================

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (a) At December 27, 1997, the Company's investment in Shanghai General Bearing Company Ltd., ("SGBC") was $712,717. SGBC was formed in June 1987 for an initial term of ten years. During 1996, the Company extended the term to June 2008 and can further extend the term for an additional ten year interval upon six months notice and unanimous consent of SGBC's board of directors. The Company is not required to contribute additional capital. Upon receipt of $1,375,000 in dividends, the Company will cease to receive any further dividends. Furthermore, after termination of the joint venture, all equipment and machinery contributed by the Company will be turned over to the joint venture partner without compensation to the Company. The advances primarily relate to inventory purchases.

            (b) Includes accrued interest payable to the Parent of $450,000 as of December 1996 relating to the subordinated note (Note 8). This receivable was offset against the subordinated note in 1997.

            c) The companies are joint ventures of the Parent and the advances relate primarily to inventory purchases and administrative expenses. World has granted to the Company two options, exercisable prior to December 31, 1999, to purchase from World its interest in their two joint ventures, Rockland Manufacturing Company and Wafangdian General Bearing Co., Ltd. ("WGBC"), for $400,000 and $912,896 (subject to adjustment based on change in accounts payable by WGBC to World), respectively, representing the estimated capital contributions, advances for administrative expenses and other costs paid by World with respect to such ventures; provided, however, that if any such option is exercised after December 31, 1997, the applicable purchase price shall be adjusted, to include any additional capital contributions made and administrative expenses incurred on behalf of the joint venture by World after such date.

6. Note Payable-  The Company is obligated to a bank under a revolving line of
   Bank           credit which expires on June 20, 1999 and a term loan (see
                  Note 8). The loan and security agreement provides the Company with a secured line of credit of up to $15 million for working capital, acceptances and letters of credit.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Borrowings under the credit line are based upon percentage formulas relating to accounts receivable and inventories. The maximum amount available is reduced by the term loan balance outstanding. Interest on the outstanding obligation is payable at either the bank's prime rate plus a percentage, ranging from .25% to 1.75%, or LIBOR plus a percentage ranging from 1.75% to 2.75%. These percentages are determined annually based upon the financial performance of the Company. The average monthly rate in effect at December 27, 1997 was LIBOR plus 3.0%, or 8.70%. The loan is secured by all of the Company's inventories, accounts receivable, general intangibles, and certain machinery and equipment. The loan and security agreement also contains certain restrictive covenants which include, among others, the maintenance of financial ratios relating to working capital and net worth, limitations on capital expenditures and payment of dividends, and prepayment penalties. In 1997, the Bank waived the restrictions relating to $1,500,000 of loan repayments to World Machinery (Note 8). At December 27, 1997, the Company was in violation of one of its covenants; however, the Bank agreed to waive that violation as of December 27, 1997.

                  As of December 27, 1997, borrowing under the credit line amounted to $5,439,707.

                  Commitments under letters of credit amounted to $657,618 at December 27, 1997. C

7. Taxes on       The benefits for Federal, state and local income taxes consist
   Income         of the following:

                                         Years Ended
                          ---------------------------------------
                          December 30,  December 28,  December 27,
                              1995          1996         1997
-----------------------------------------------------------------
Deferred:
   Federal                $  (473,000)  $  (189,200)  $(2,091,600)
   State and local            (27,000)      (10,800)      (88,400)
-----------------------------------------------------------------
                          $  (500,000)  $  (200,000)  $(2,180,000)
Current:
   Federal                          -             -        80,000
   State and local                  -             -             -
-----------------------------------------------------------------
                          $  (500,000)  $  (200,000)  $(2,100,000)
=================================================================

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The major elements contributing to the difference between Federal statutory rate and the Company's effective tax rate are as follows:


                                                                Year ended
                                                  ---------------------------------------
                                                  December 30,  December 28,  December 27,
                                                     1995          1996          1997
-----------------------------------------------------------------------------------------
Statutory rate                                      (34.0%)        34.0%         34.0%
Increase (decrease) in valuation allowance
   (due primarily to non-utilization of net
   operating loss)                                   12.5         (42.1)        (90.6)
Permanent and other differences                        .9           8.1          (1.4)
-----------------------------------------------------------------------------------------
                                                    (22.4%)       (10.0%)       (58.0%)
=========================================================================================

Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows:

                                                   December 28,    December 27,
                                                       1996            1997
-----------------------------------------------------------------------------
Gross deferred tax assets:
   Accounts receivable allowances                  $   88,000      $   88,000
   Net operating loss carry forwards                4,030,000       2,954,000
   Other                                              100,000          53,000
-----------------------------------------------------------------------------
                                                    4,218,000       3,095,000
Gross deferred tax liabilities:
-----------------------------------------------------------------------------
   Plant and equipment depreciation differences       265,000         215,000
                                                    3,953,000       2,880,000
Valuation allowance                                 3,253,000              --
-----------------------------------------------------------------------------
                                                   $  700,000      $2,880,000
=============================================================================


Management believes the deferred tax asset will more likely than not be fully realized based on the Company's historical earnings and future expectations of adjusted taxable income.

As of December 27, 1997, the Company has Federal tax loss carryovers of approximately $8.4 million expiring at various dates through the year 2010.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term
   Debt

                                                      December 28, December 27,
                                                         1996         1997
--------------------------------------------------------------------------------
Bank:
           $1,560,000 three year loan from the
            same bank referred to in Note 6.
            Interest is calculated at the bank's
            prime rate plus 2%; 10.5% at December
            27, 1997; principal of $18,570 plus
            interest is payable monthly, through
            June 1, 1998 with final payment of
            $910,050 due July 1, 1998.                $1,225,740   $1,002,900

           Less: Current maturities                      222,840    1,002,900
--------------------------------------------------------------------------------
                                                       1,002,900           --
--------------------------------------------------------------------------------

Parent:

           6% subordinated promissory notes due
            December 1998. Interest is accruable
            but is to be paid annually only out of
            net income in excess of $400,000. The
            notes are subordinated to the bank
            referred to in Note 6. In 1997,
            General agreed to offset $1,500,000 of
            accounts receivable from World against
            this loan.                                 2,500,000    1,000,000

           Noninterest-bearing promissory note,
            payable in annual installments of
            $125,000 commencing December 1993. The
            1993 and 1994 installments were
            deferred until, and paid in, 1995.
            Repayment is subject to management
            discretion and was waived for 1997.          250,142      250,142
--------------------------------------------------------------------------------
                                                       2,750,142    1,250,142
           Less: Current Maturities                           --    1,250,142
--------------------------------------------------------------------------------
                                                       2,750,142           --
         Affiliates:
           General-IKL Corp.(see Note 13(e))             739,588      909,973
--------------------------------------------------------------------------------
                                                      $4,492,630   $  909,973
================================================================================

The repayment terms of the long-term debt - parent and affiliates are stated above or are at the discretion of management.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. Discretionary  The Company and certain of its affiliates maintain profit
   Profit         sharing plans covering eligible salaried and nonunion
   Sharing Plan   employees. Contributions are made to the plans at the
                  discretion of the management of the Company. The Company recorded contributions of $180,000 in 1997 and $120,000 in 1996. There were no contributions recorded in 1995.

10.Provision      In 1995, the Company was notified that certain wheel bearings
   for Customer   supplied to the railroad industry did not meet specifications.
   Damage Claims  As a result, substantially all these bearings previously sold, were recalled to be reworked. In connection with this recall, the Company made a special provision against earnings of $2,152,000, in the year ended December 30, 1995, representing the estimated liability for rework costs and customer damage claims. During the later part of 1996, the Company received notice from various vendors that it will be reimbursed for approximately $921,000 of costs relating to the recall. The
                  Company has included $220,000 in cost of sales, $401,000 in operating income and reduced interest expense by $81,000.

11.PlantClosing   In connection with the closing of its New Jersey facility in
   Costs, net     October 1997, the Company recorded scrap sales of $150,000, a gain on sale of equipment of $50,000, and plant closing costs of $602,856.

12.Operating      Other (income) expense consists of:
   Items

--------------------------------------------------------------------------------
                                       December 30,  December 28,  December 27,
                                           1995          1996          1997
Revaluation of equity investment (a)   $   960,000   $     --      $         --
Revaluation of goodwill (b)                 93,333         --                --
Other                                      179,706    (20,200)          (19,121)
--------------------------------------------------------------------------------
                                       $ 1,233,039   $(20,200)     $    (19,121)
===============================================================================

The Company incurred interest expense of $1,428,451, $1,399,402 and $1,002,258 in 1995, 1996 and 1997 respectively.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (a) During 1995 the Company revalued its equity investment in Alurop Trading Corp., a holding company whose principal asset is WMW Machinery of New Jersey, Inc. ("WMW"), to properly reflect share of equity to be realized from the investment. In February 1995, the Company brought an action against the other 50% shareholder in Alurop, since it was unable to amicably resolve its dispute with this party, who also had been a principal supplier to WMW. Accordingly, the Company has written off its investment in Alurop due to the uncertainties relating to this litigation (Note 14d)).

                        (b) The Company elected early adoption of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121") "Accounting for the Impairment of Long Lived Assets and For Long Lived Assets to be Disposed of", which requires that assets such as goodwill be written down to fair value when events and circumstances indicate impairment.

                        (c) In 1997 the Company liquidated two product lines which in the prior year were partially reserved. Related to these product lines, inventory reserves were reduced by $554,000.

13. Transactions        (a)   The Company made purchases of approximately $9.1
    with                      million, $6.6 million and $10.0 million from
    Affiliates                affiliates in 1995, 1996 and 1997, respectively.
                              Accounts payable - affiliates relate primarily to these purchases.

                        (b) General shares office facilities and provides services for an affiliate. General charged this affiliate $120,000 per year in each of the 3 years ended December 27, 1997.

                        (c) General leases its corporate headquarters from Gussack Realty Company ("Realty"), which is owned by shareholders of World. Rent and real estate taxes paid to the affiliate were approximately $861,000, $ 939,000 and $1,144,004 in 1995, 1996
                              and 1997, respectively (see Note 14).

                        (d) The Company made payments for and advances to certain affiliates for payroll, benefits, and other expenses. Such payments aggregated $1,742,000, $1,691,000 and $1,102,000 for the fiscal years ended 1995, 1996 and 1997,
                              respectively.

                        (e) The amounts receivable from and payable to General-IKL Corp., a corporate joint venture with a manufacturer located in the former Republic of Yugoslavia, are restricted due to the suspension of economic activity with that country. The Company accrues interest on the balances due to and from this affiliate.

14. Commitments         (a)   Effective January 1996, the Company completed a
    and                       move to new facilities owned by Realty. Existing
    Contingencies             obligations under a long-term lease for the
                              previous facilities, also owned by Realty, were waived. Prior to November 1, 1996, the facilities were leased on a month-to-month basis.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                              The Company entered into a lease agreement with Realty for its new premises effective November 1, 1996 for an initial term of seven years. Concurrently, the Company entered into sublease agreements with World and WMW Machinery Co., Inc., an affiliate. Rent expense consists of the following:

                                                         Year ended
                                        ----------------------------------------
                                         December 30,  December 28, December 27,
                                             1995        1996          1997
--------------------------------------------------------------------------------
Gross rent paid (excluding taxes)         $748,320      $770,990     $912,840
Less: Reimbursed from related companies    224,820        54,792      184,890
--------------------------------------------------------------------------------
                                          $523,500      $716,198     $727,950
================================================================================

Minimum annual rentals and rental income under these agreements are as follows:

                                 Minimum
                                 Annual          Rental
         Year                    Rentals         Income           Net
         --------------------------------------------------------------
         1998                   $921,968      ($205,232)       $716,736
         1999                    967,608       (215,392)        752,216
         2000                    977,284       (217,545)        759,739
         2001                  1,025,664       (228,315)        797,349
         2002                  1,035,920       (230,599)        805,321
         Thereafter              906,000       (201,678)        704,322
         --------------------------------------------------------------
                              $5,834,444    ($1,298,761)     $4,535,683
         ==============================================================

                        (b) The Company was obligated under an operating lease for manufacturing facilities located in New Jersey through May 1999. The Company ceased operations at this facility in November 1997 and has accrued a final payment pursuant to a termination agreement with the Landlord. (See Note 11).

                        (c) The Company has a management consulting and noncompetition agreement with a former officer and stockholder. The agreement, which commenced as of July 1, 1980, provides for quarterly payments aggregating $35,000 per annum for twenty years. As of December 27, 1997, future payments required under the agreement total $96,250.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

                              On March 17th, 1998, the parties reached a tentative settlement of all claims. The settlement will have no financial impact on the Company.

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

                        (f) The Company has guaranteed certain of Realty's outstanding obligations of approximately $1.0 million to a bank and other parties.

                        (g) In 1995 Realty and the Company filed an action against Xerox Corporation, for contamination caused by Xerox of property formerly leased by the Company and owned by Realty in Blauvelt, New York. Xerox has counterclaimed alleging that the Company contaminated the property and increased remedial costs to Xerox. Management believes the counterclaim against the Company to be entirely without merit and anticipates that the claim will have no material impact on the Company.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.Stockholders'  In connection with the IPO (Note 1) of its common stock, the
   Equity Company, on October 10, 1996, filed an amendment to its Certificate of Incorporation, increasing the authorized common shares from 10,600 to 19,000,000 and changing its $.10 par value per common share to $.01 par value, and effecting a 3,000-for-one stock split. All share and per share data in the consolidated financial statements have been adjusted to give retroactive effect to the stock split.

16.Stock Options  In September 1996, the Company adopted the 1996 Stock Option and Performance Award Plan ("1996 Plan"), which authorizes the granting to directors, officers and key employees of the Company of incentive or nonqualified stock options, performance shares, restricted shares and performance units. The 1996 Plan covers up to 500,000 shares of common stock.

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

                  The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: no dividend yield, expected volatility of 35%, risk free interest rates of 6.0% to 6.5% and expected lives of 10 years. If compensation cost for the Company's stock option plan had been determined in accordance with SFAS No. 123, net income would have been reduced in 1997 by approximately $157,000 or $.04 per diluted share.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 27, 1997.

                                 Options Outstanding
                 ------------------------------------------------------
                                       Weighted
                                       average
                                      remaining            Weighted
                     Number        contractual life        average
                  Outstanding          (years)         exercise price
                 ------------------------------------------------------
Exercise Prices
    $7.00          187,500                 9.1               $ 7.00
    $7.70           70,000                 9.1               $ 7.70

Transactions under the stock option plan are summarized as follows:

                                                        Weighted
                                                         Average
                                              Shares  Exercise Price
                                            ------------------------
Shares under option at December 28, 1996           -               -

Granted (at $ 7.00 to $7.70 per share)       257,500          $ 7.19

Exercised                                          -               -

Canceled                                           -               -
                                            ------------------------
Shares under option at December 27, 1997
at $7.00 to $7.70 per share)                 257,500          $ 7.19
                                            ========================


The weighted average fair value of options granted during 1997 was $3.31.

At December 27, 1997, there were no options that were exercisable.

      In connection with the Company's IPO, the Company issued 90,000 warrants with an exercise price of $9.80. These warrants expire in February 2002.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.Earnings Per    Earnings per share was computed as follows:
   Share

                                                                   Year Ended
                                                -----------------------------------------------
                                                   December 30,    December 28,   December 27,
                                                      1995            1996           1997
                                                -----------------------------------------------
Net income (loss) available to common
    stockholders                                  $  (1,728,900)   $   2,198,088  $   5,345,871
                                                -----------------------------------------------
Basic earnings per share computation:
     Weighted Average Common shares outstanding        3,000,000       3,000,000      3,798,904
    Basic earnings per share                      $     (.58)      $         .73  $        1.41
                                                -----------------------------------------------
Diluted earnings per share computation
    Weighted Average Common shares outstanding         3,000,000       3,000,000      3,798,904
    Incremental shares from assumed conversions
    of dilutive options                                        -               -         69,706
                                                -----------------------------------------------
                                                       3,000,000       3,000,000      3,868,610
                                                -----------------------------------------------
    Diluted earnings per share                     $       (.58)   $         .73   $        1.38
                                                -----------------------------------------------

18.Supplemental   For the periods ended December 30, 1995, December 28, 1996 and
   Cash Flow      December 27, 1997, the Company paid interest of approximately
   Information    $1,257,000, $1,316,000, and $940,000 respectively.

                  The Company paid income taxes of $80,000 in 1997 and $ -0- in 1996 and 1995, respectively.

                          Supplementary Financial Data
                            Furnished Pursuant to the
                            Requirements of Form 10-K

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


General Bearing Corporation
West Nyack, New York

      The audits referred to in our report dated February 28, 1998 relating to the consolidated financial statements of General Bearing Corporation and subsidiaries, which is referred to in Item 8 of this Form 10- K, includes the audits of the accompanying financial statement schedule for each of the three years in the period ended December 27, 1997. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

      In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended December 27, 1997.


                                                                BDO Seidman, LLP


New York, New York
February 28, 1998

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts

            Column A                        Column B       Column C       Column D          Column E
            --------                        --------       --------       --------          --------

                                                             Add

                                             Balance at    Charged to
                                            Beginning of   Costs and                        Balance at
            Description                       Period        Expenses      Deductions(1)     End of Period
                                            ------------   ----------     -------------     -------------
Year Ended December 30, 1995
   Allowance for Doubtful Accounts...       $255,000        $17,050          $17,050        $255,000
                                            --------       ----------     --------------    --------
                                            $255,000        $17,050          $17,050        $255,000
                                            ========       ==========     ==============    ========

Year Ended December 28, 1996
   Allowance for Doubtful Accounts...       $255,000        $55,762           $75,762       $235,000
                                            --------       ----------     --------------    --------
                                            $255,000        $55,762           $75,762       $235,000
                                            ========       ==========     ==============    ========

Year Ended December 27, 1997
   Allowance for Doubtful Accounts...       $235,000             --                --       $235,000
                                            --------       ----------     --------------    --------
                                            $235,000             --                --       $235,000
                                            ========       ==========     ==============    ========

----------
(1) Uncollectible accounts written off net of recoveries.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosures

            Since the Company's inception, there has not been any Form 8-K filed under the Securities and Exchange Act of 1934 reporting a change in accountants in which there was a reported disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers

      The directors and executive officers of the Company are as follows:

NAME                AGE  POSITION
----                ---  --------

Seymour I. Gussack.  74  Chairman of the Board of Directors
David L. Gussack...  40  President and Director
Jerome Johnson.....  86  Director
Robert E. Baruc....  46  Director
Peter Barotz.......  70  Director
Nina M. Gussack....  42  Director
William F. Kurtz...  39  Vice President -- Director of Operations
Lester M. White ...  38  Vice President -- Administration/MIS
Christopher Moore..  41  Vice President -- Finance, Secretary and Treasurer
Joseph J. Hoo......  63  Vice President -- Advanced Technology and China Affairs

      Set forth below is certain additional information with respect to the Directors, and executive officers.

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

      WILLIAM F. KURTZ has served as Vice President -- Director of Operations. He served as Vice President -- Technical Services of the Company from 1993-1997. Mr. Kurtz was also a Chief Engineer of the Company from 1989 to 1993 and Senior Project Engineer of the Company from 1988-89. He is a graduate of Manhattan College (B.E. and M.E. in Mechanical Engineering) and a licensed professional engineer.

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

      PETER BAROTZ has been a director of the Company since December 30, 1997, when he was elected by the Board of Directors to fill the vacancy resulting from the death of Harold Geneen. For the past 25 years, Mr. Barotz has been the President of Panda Capital Corporation.

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

      Seymour I. Gussack and David L. Gussack were each officers of the Company at the time the Company filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code in 1991.

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

      The Compensation/Stock Option Committee consists of Messrs. Peter Barotz and Robert E. Baruc, each of whom is an independent Director. The Compensation/Stock Option Committee's function is to review and approve annual salaries and bonuses for all employees with salaries in excess of $100,000 and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, including the granting of stock options pursuant to the Company's 1996 Option Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

      Fiscal Year 1997

      David Gussack inadvertently filed one late Report on Form 4 relating to a single purchase transaction.

      Nina Gussack inadvertently filed one late Report on Form 4 relating to a single purchase transaction.

Item 11. Executive Compensation

      The following table sets forth the aggregate compensation paid for services rendered in all capacities to the Company's executive officer who received compensation of $100,000 or more during the fiscal year ended December 27, 1997:

                               ANNUAL COMPENSATION(1)          LONG-TERM COMPENSATION
                              ------------------------    ---------------------------------
                                                          Restricted
                              Fiscal                         Stock     Stock     All Other
Name and Principal Position    Year    Salary    Bonus      Awards   Options#  Compensation
---------------------------   -----   -------    -----      ------   --------  ------------
David L. Gussack, President   1997    177,151   14,955                 45,000    207,589 (2)
David L. Gussack, President   1996    165,675   1,624                            10,147  (2)

Option Grants in Last Fiscal Year
--------------------------------------------------------------------------------------------
                                                                        Potential Realized
                                                                         Value at Assumed
                                                                      Annual Rates of Stock
                                                                      Price Appreciation for
                             Individual Grants                            Option Term
--------------------------------------------------------------------------------------------
                                 % of Total
                   Number of      Options
                   Securities    Granted to
                   Underlying    Employees    Exercise
                    Options      in Fiscal     or Base    Expiration
    Name            Granted        Year        Price         Date        5%          10%
--------------------------------------------------------------------------------------------
David Gussack        45,000        17.5         7.70       2/7/2002    $55,529    $160,811

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

                                                             Number of
                                                           Securities         Value of
                                                           Underlying      Unexercised In-
                                                           Unexercised        the-Money
                                                           Options at        Options at
                                                          December 27,      December 27,
                                                              1997             1997
                                                         ----------------------------------
                    Shares Acquired
                     on Exercise         Value Realized    Exercisable/     Exercisable/
    Name                   #                   $          Unexercisable    Unexercisable
-------------------------------------------------------------------------------------------
David Gussack              0                   0           0/45,000         0/$345,375

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

                                     NUMBER OF
                                     SHARES
NAME AND ADDRESS OF                  BENEFICIALLY     PERCENTAGE OF SHARES
BENEFICIAL OWNER                     OWNED (1)        BENEFICIALLY OWNED(1)
----------------                     ---------        ---------------------

World Machinery Company ......       3,000,000(2)            76.7%
 44 High Street
 West Nyack, New York 10994

Seymour Gussack...............    3,009,000(3)(4)            76.9%

David Gussack.................    3,015,300(3)(4)            77.1%

Nina M. Gussack...............           6,000(4)            *

Robert E. Baruc...............                500            *

Jerome Johnson...............              2,250             *

William Kurtz.................               200             *

All Directors and Executive
 Officers as a Group..........         3,023,250

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

(2) Seymour I. Gussack, the Company's Chairman of the Board, David L. Gussack, the Company's President and Nina Gussack, a Director of the Company own or control approximately 19.6% and 17.6% and 17.6%, respectively, of the Common Stock of World. The remaining children of Seymour I. Gussack and his spouse own or control an additional approximately 23.5% of the stock of World. The estate of Harold S. Geneen, a former Director of the Company, and Joseph J. Hoo, Vice President -- Advanced Technology and China Affairs of the Company, own approximately 19.6% and 2.0% of the Common Stock of World, respectively.

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

(4) Includes 5,000 shares of Common Stock owned by Realty over which Seymour I. Gussack, David L. Gussack, and Nina M. Gussack as general partners of Realty, may be deemed to share the power to vote and dispose of. Each of Seymour I. Gussack, David L. Gussack and Nina M. Gussack disclaim beneficial ownership of the shares of Common Stock owned by Realty.

Item 13. Certain Relationships and Related Transactions

BANKRUPTCY AND RESULTING OBLIGATIONS TO WORLD

      In connection with the Plan of Reorganization, the Company issued to World, which prior to this Offering owned all of the Company's Common Stock, a Secured Note for $2.5 million, an Installment Note for $750,142, and 1,000 shares of Common Stock (3,000,000 shares after giving effect to the 3000-for-one stock split effective October 10, 1996) in exchange for the discharge of an obligation World acquired for approximately $2.0 million from Wells Fargo, which provided financing for the purchase by the Company in March 1987 of Hyatt and for working capital. The

Secured Note is secured by a subordinated lien in certain machinery and equipment having a net book value of approximately $729,000 at December 27, 1997. Interest on the Secured Note accrues annually but is only payable with respect to any fiscal year to the extent the Company's net income exceeds $400,000. The Company made a payment of $1.5 million of principal in 1997 with respect to the Secured Note and it has accrued $547,500 in interest thereon. The Installment Note does not bear interest.


LEASES WITH REALTY

      The Company leases a facility located at West Nyack, New York comprising 189,833 square feet owned by Realty, whose partners include Seymour I. Gussack, David L. Gussack and Nina M. Gussack, each a member of the Board of Directors of the Company. The Company and Realty entered into the Lease effective as of November 1, 1996, which provides for an initial term expiring on October 31, 2003, renewable at the option of the Company for an additional six year term. The Company pays rent of $4.81 per square foot (or $912,840) annually, payable in monthly rent payments of $76,070. Although the Company has not obtained a formal appraisal, based upon an informal survey conducted by a real estate broker, the Company believes that the rent charged it by Realty approximates fair market rents in the area. The Lease provides for an increase every other year, commencing in 1998, to the greater of: (i) 106% of the next preceding year's rent; or (ii) the preceding year's rent multiplied by a fraction the numerator of which is the CPI for the area including Rockland County or if no such index is published, for Northern New Jersey in effect 90 days prior to November 1 of the new rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year.

      The Company is the guarantor with respect to a mortgage loan currently in the principal amount of $596,593 from the Job Development Authority of Rockland County and a mortgage loan currently in the principal amount of $450,000 from the Industrial Development Authority of Rockland County on the property in Blauvelt, New York. These mortgage loans were created for the purpose of building a facility in 1983 which the Company subsequently occupied for 12 years until 1996.

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

OTHER TRANSACTIONS WITH WORLD AND WORLD AFFILIATES

      The Company made payments for and advances to World, World subsidiaries and joint ventures and certain affiliates for payroll, benefits and other expenses. Such payments aggregated approximately $1,102,000 for 1997. The advances bear interest at the rate of 8% per annum which is accrued monthly. In certain cases, the obligation to repay advances made by the Company were satisfied by offsetting the price of bearings or bearing products purchased from joint ventures obligated to the Company. The Company has purchased bearings from four joint ventures and machinery from another joint venture in which World has interests. Such purchases aggregated $4,277,000 for 1997. The Company anticipates that it will continue to purchase bearings from joint ventures in which World has an interest and to make advances to or for the benefit of World and such joint ventures for the payment of their expenses related to the supply of products to the Company. These advances either will be repaid by World or the joint venture or will be offset against the price of bearings purchased by the Company.

      World has also granted to the Company options, exercisable prior to December 31, 1999, to purchase from World its interest in two joint ventures, Rockland and WGBC, for $400,000 and $912,896 (subject to adjustment based on change in accounts payable by WGBC to World), respectively, representing the estimated capital contributions, advances for administrative expenses and other costs paid by World with respect to such ventures prior to December 31, 1997; plus any additional capital contributions made and administrative expenses incurred on behalf of the joint venture by World after such date.

TAX SHARING AGREEMENT

      The Company has been, and will be, included in the consolidated federal income tax returns filed by World during all periods in which it has been or, will be, a wholly-owned subsidiary of World ("Affiliation Years"). Upon the completion of the IPO, the Company ceased to be included in the consolidated federal income tax returns filed by World, and will file on a separate basis. As a result, the Company and World have entered into an agreement ("Tax Sharing Agreement") providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising during the Affiliation Years. Under the Tax Sharing Agreement, the Company has paid, or will pay, to World an amount equal to the Company's share of World's consolidated federal income tax liability, generally determined on a separate return basis, for the tax years which have ended and the portion of the tax year preceding consummation of the IPO, and World will pay the Company for the use of the Company's losses, and credits arising in such periods, in each case net of any amounts theretofore paid or credited by World or the Company to the other with respect thereto. In the event that World's consolidated federal income tax liability for any Affiliation Year is adjusted upon audit or otherwise, the Company will bear any additional liability or receive any refund which is attributable to adjustments of items of income, deduction, gain, loss or credit of the Company. World shall permit the Company to participate in any audits or litigation with respect to

Affiliation Years, at the Company's expense, to the extent that such audit or litigation could result in an indemnification payment from the Company to World.

REGISTRATION RIGHTS AGREEMENT

      World has certain rights with respect to the registration under the Securities Act of 1933, as amended ("the Act") of shares of Common Stock owned by it ("Registrable Shares"). Such rights will be exercisable by any person or entity (together with World, "Holders") acquiring Registrable Shares from World, including any options, warrant to purchase, or other security exchangeable for or convertible into Registrable Shares other than pursuant to an effective registration statement under the Act. If the Company proposes to register any securities under the Act (other than a registration on Form S-4 or Form S-8), whether or not for its own account, the Holders are entitled to include Registrable Shares, subject to the right of the managing underwriter of any such offering to exclude, due to market conditions, some or all of such Registrable Shares from such registration. In addition, commencing February 7, 1998, the Holders will have the right to require the Company to prepare and file registration statements under the Act with respect to the Registrable Shares. The right may be requested by any Holder holding Registrable Shares aggregating at least 50,000 shares of the Company's Common Stock outstanding at the date of the Company's Initial Public Offering. The Company generally is required to bear the expenses (except underwriting discounts and commissions and fees and expenses of separate counsel) of all such registrations, whether or not initiated by any Holder.

                                     PART IV

Item 14. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a) 1. Financial Statements (included in Part II of this report):

            Report of Independent Certified Public Accountants dated February 28, 1998.

            Consolidated Balance Sheets for years ended December 28, 1996 and December 27, 1997

            Consolidated Statements of Operations for years ended December 30, 1995, December 28, 1996 and December 27, 1997.

            Consolidated Statement of Changes in Stockholders' Equity at, December 30, 1995, December 28, 1996 and December 27, 1997.

            Consolidated Statement of Cash Flows for year ended December 30, 1995, December 28, 1996 and December 27, 1997.

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

(b) Reports on Form 8-K:

            On October 24, 1997, the Company filed a Report on Form 8-K, dated October 21, 1997, reporting the dismissal of Ferro, Berdon & Company, LLP, and the reinstatement of B D O Seidman, LLP, as the Company's principal independent accountant.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1998.

                   GENERAL BEARING CORPORATION


                   By: /s/ David L. Gussack
                       -------------------------------
                       David L. Gussack, President
                       (Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 25, 1998.

       Signatures              Title                           Date
       ----------              -----                           ----


 /s/ Seymour I. Gussack        Chairman of the Board of        March 25, 1998
----------------------------   Directors                       ---------------
     Seymour I. Gussack


/s/ David L. Gussack           President and Director          March 25, 1998
----------------------------   (Principal Executive Officer)   ---------------
    David L. Gussack


/s/ Christopher Moore          Vice President Finance          March 25, 1998
----------------------------   (Principal Financial and        ---------------
    Christopher Moore          Accounting Officer)



/s/ Jerome Johnson             Director                        March 25, 1998
----------------------------                                   ---------------
    Jerome Johnson


/s/ Nina Gussack               Director                        March 25, 1998
----------------------------                                   ---------------
    Nina Gussack


/s/ Peter Barotz               Director                        March 25, 1998
----------------------------                                   ---------------
    Peter Barotz


/s/ Robert E. Baruc            Director                        March 25, 1998
----------------------------                                   ---------------
    Robert E. Baruc

                                  EXHIBIT INDEX

NOTE: Except as to those items marked with an "*", which are filed herewith, all Exhibits have been previously filed with the Company's Registration Statement on Form S-1 effective February 7, 1997 (Registration No. 333-15477), or the Company's Annual Report on Form 10-K for fiscal year 1996.


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

 10.9       1996 Stock Option and Performance Award Plan

 10.10      Form of Representative's Warrant

 10.11 Form of Registration Rights Agreement between the Company and World (previously filed exhibit as 4.2)

 10.12 Form of Tax Sharing and Indemnification Agreement between the Company and World Machinery Company

 10.13 Amendment Letter dated March 7, 1997 between the Company and Bank of New York Commercial Corporation

 21         List of Subsidiaries of the Company

 23         Consent of Independent Certified Public Accountants*

 27         Financial Data Schedule*