Form 10-Q
period 1998-03-28
GENERAL BEARING CORP
filed 1998-05-08
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)
      [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended March 28, 1998
                                                     OR
      [ ]   Transition Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

 For the transition period from ___________________ to _________________________

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

[x] Yes [ ] No

At May 1, 1998, the Registrant had issued and outstanding 3,916,950 shares of common stock, $.01 par value per share.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 28, 1998


                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I
      Item 1.     Financial Statements ................................   2 - 6

      Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Result of Operations..............   7 - 8

PART II
      Item 1.     Legal Proceedings....................................   9
      Item 6.     Exhibits and Reports on Form 8-K.....................   9

Signature              ................................................   10
---------

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES


Item 1.                    CONSOLIDATED BALANCE SHEETS

                                                                   March 28,     December 27,
                                                                     1998            1997
                                                                 ------------    ------------
                              ASSETS                              (Unaudited)
Current:
    Cash                                                         $    112,800    $    117,941
    Accounts receivable - trade, less allowance for doubtful
       accounts of $235,000 and $235,000                            5,701,822       5,473,096
    Inventories                                                    11,665,570      11,747,009
    Prepaid expenses and other current assets                       1,093,453         878,745
    Advances to parent and affiliates                               1,208,044       2,178,261
                                                                 ------------    ------------

          Total current assets                                     19,781,689      20,395,052
                                                                 ------------    ------------

Fixed assets, net                                                   2,697,391       2,387,062
                                                                 ------------    ------------
Investments and advances:
    Investments in affiliates                                         712,717         712,717
    Advances to affiliate                                             398,037         398,037
                                                                 ------------    ------------

                                                                    1,110,754       1,110,754
                                                                 ------------    ------------

Deferred tax asset, net                                             2,496,000       2,880,000
                                                                 ------------    ------------

Other assets                                                           34,128          28,954
                                                                 ------------    ------------

Total Assets                                                     $ 26,119,962    $ 26,801,822
                                                                 ============    ============

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Note payable - bank                                          $  4,961,934    $  5,439,707
    Accounts payable:
       Trade                                                        1,425,087       1,313,851
       Affiliates                                                     267,449         263,160
       Parent                                                              --         251,750
    Accrued expenses and other current liabilities                  1,170,607       1,938,654
    Current maturities of long-term debt                            1,472,982       2,253,042
                                                                 ------------    ------------

          Total current liabilities                                 9,298,059      11,460,164
                                                                 ------------    ------------

Long-term debt, less current maturities:
    Bank                                                              724,350              --
    Affiliate                                                         920,655         909,973
                                                                 ------------    ------------

          Total long-term liabilities                               1,645,005         909,973
                                                                 ------------    ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000 none issued and outstanding                    --              --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, issued and outstanding 3,916,950
       and 3,900,000 shares                                            39,170          39,000
    Additional paid-in capital                                     28,710,867      28,592,387
    Deficit                                                       (13,573,139)    (14,199,702)
                                                                 ------------    ------------

          Total stockholders' equity                               15,176,898      14,431,685
                                                                 ------------    ------------

Total liabilities and stockholder's equity                       $ 26,119,962    $ 26,801,822
                                                                 ============    ============

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)


                                                      13 Weeks Ended
                                               ----------------------------
                                                 March 28,       March 29,
                                                   1998            1997
                                               ------------    ------------

Sales                                          $ 10,336,403    $  9,592,560
Cost of sales                                     7,306,645       6,734,879
                                               ------------    ------------

Gross profit                                      3,029,758       2,857,681

Selling, general and administrative expenses      2,157,069       2,098,426
                                               ------------    ------------

Operating income                                    872,689         759,255

Other (Income) Expense:

Interest, net, including $1,453 and $5,714
          to parent                                 157,364         281,596
Other Income (Gain on Sale of Equipment)           (295,240)             --
                                               ------------    ------------

Income before income tax (benefit)                1,010,565         477,659

Income tax (benefit)                                384,000        (389,000)
                                               ------------    ------------

Net income                                     $    626,565    $    866,659
                                               ============    ============

Net income per common share:

     Basic                                     $       0.16    $       0.25
                                               ------------    ------------

     Diluted                                   $       0.15    $       0.25
                                               ------------    ------------

Weighted average number of common shares:

     Basic                                        3,903,657       3,494,500
                                               ------------    ------------

     Diluted                                      4,055,921       3,494,500
                                               ------------    ------------

Net income is the same as comprehensive income.

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                          13 Weeks ended
                                                                    --------------------------
                                                                      March 28,     March 29,
                                                                        1998          1997
                                                                    -----------    -----------
Cash flows from operating activities:

     Net income                                                     $   626,565    $   866,659
     Add (deduct) noncash items charged(credited) to income:
         Deferred income taxes                                          384,000       (389,000)
         Depreciation and amortization                                  132,625        133,102
         Gain on sale of equipment                                     (295,240)            --
     Add (deduct) changes in operating assets and liabilities:
         Accounts receivable                                           (228,726)      (782,641)
         Inventories                                                     81,439        428,376
         Prepaid expenses and other assets                             (220,739)       509,936
         Due to (from) affiliates                                       630,402     (1,574,395)
         Accounts payable and accrued expenses                         (361,571)    (1,157,316)
                                                                    -----------    -----------

              Net cash provided by (used in) operating activities       748,755     (1,965,279)
                                                                    -----------    -----------

Cash flows from investing activities:
     Equipment purchases                                               (442,099)      (104,062)
     Sale of equipment                                                  604,000             --
                                                                    -----------    -----------

              Net cash provided by (used in) investing activities       161,901       (104,062)
                                                                    -----------    -----------

Cash flows from financing activities:
     Sale of common stock, net                                          118,650      4,946,867
     Repayment of long-term debt - bank                                 (55,710)       (55,710)
     Increase (decrease) in note payable - bank                        (477,773)    (2,381,590)
     Due to Parent                                                     (500,964)      (313,876)
                                                                    -----------    -----------

              Net cash provided by (used in) financing activities      (915,797)     2,195,691
                                                                    -----------    -----------

Net (decrease) increase in cash                                          (5,141)       126,350

Cash, beginning of period                                               117,941         12,969
                                                                    -----------    -----------

Cash, end of period                                                 $   112,800    $   139,319
                                                                    ===========    ===========

Cash paid during the 13 weeks for:

     Interest                                                       $   176,623    $   341,839

     Income Taxes                                                   $         0    $         0

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1  Basis of       The accompanying unaudited condensed consolidated financial
   Presentation   statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ending December 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 27, 1997.

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

2 Long Term       On March 24, 1998, the Company refinanced an existing term
  Debt            loan scheduled to mature July 1, 1998. Principal is payable in monthly installments of $18,570 plus interest calculated at the bank's prime rate plus 2% (currently 10.5%), through April
                  1, 2000, with final payment of $482,840 due April 7, 2000.

3 Litigation      Except as explained in Part II of this report, there has been no material change in litigation from the year ended December
                  27, 1997. See Part II of this report for further disclosure.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4 Initial Public  On February 7, 1997, General Bearing Corporation completed an
  Offering initial public offering of 900,000 shares of common stock. In the first quarter of 1998, various stock options have been exercised. The effect on the relevant stockholders' equity accounts is as follows:

                                                                        Common Stock       Paid-in-Capital
                                                                     ------------------   -----------------
                  Balance, December 28, 1996                                    $30,000         $23,654,524
                  Proceeds from sale of 900,000 shares of common
                  stock (par value 0.01 per share)                                9,000           4,937,863
                                                                     ------------------   -----------------
                  Balance, December 27, 1997 (unaudited)                        $39,000         $28,592,387
                  Proceeds from Exercise of Stock Options                           170             118,480


                  Balance, March 28, 1998 (unaudited)                           $39,170         $28,710,867
                                                                     ==================   =================

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales for the first fiscal quarter of 1998 were $10,336,403, an increase of $743,843 or 7.8% as compared to the same period in 1997. The improvement in sales between the two periods reflected a significant increase in tapered roller bearings (approximately $550,000) and tapered journal bearings (approximately $200,000).

      Gross Profit. Gross profit as a percentage of sales was 29.3% in the first fiscal quarter of 1998 as compared to 29.8% in the first fiscal quarter of 1997. The Company does not believe this decrease to be indicative of a trend, but rather the result of product mix. This is evident in the fact that quarter over quarter sales have increased in the OEM division, which sells traditionally lower margin products, as compared to the Distributor division, traditionally higher margin products, where sales were relatively flat quarter over quarter.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales were 20.9% in the first fiscal quarter of 1998 as compared to 21.9% in the same period in 1997. Such percentage decrease is a result of relatively flat selling, general and administrative expenses with increasing sales in 1998.

      Income Tax (Benefit). For the first fiscal quarter of 1998, the Company recorded income tax expense of $384,000 as compared to a ($389,000) tax benefit recorded in the same quarter of 1997.

      Net Income (Loss). As a result of the factors discussed above, net income for the first fiscal quarter of 1998 decreased to $ 626,565, or $.16 per common share, as compared to $ 866,659, or $.25 per common share, for the same period in 1997.

Liquidity and Capital Resources

      The Company's primary sources of capital have been net cash provided by operating activities, bank borrowings and financing from affiliates. Working capital requirements also have been financed through revolving credit borrowings. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. Additionally, the Company requested and obtained an extension of both the amortization of the Term Loan and the termination of the Revolving Credit Facility to April 7, 2000.

      Cash flows from operations were $748,755 for the first fiscal quarter of 1998 as compared to ($1,965,279) for the comparable period of 1997. The change in cash flow for the first fiscal quarter of 1998 is greatly attributable to earnings and collections of balances due from affiliates. This was partially offset by a reduction in accounts payable and accrued expenses as well as growth of accounts receivable and other assets. The Company received $604,000 in the first fiscal quarter of 1998 as payment for equipment sold to an affiliate in 1997. At March 28, 1998, the Company had outstanding borrowings of $4,961,934 under its Revolving Credit Facility and had further availability thereunder of approximately $3.6 million.

Additionally, cash flows from financing activities were ($915,797) for the first fiscal quarter of 1998 as compared to 2,195,691 for the comparable period of 1997, primarily as a result of the paydown of bank debt in the first fiscal quarter of 1998 compared to the cash raised from the sale of common stock in the comparable period of 1997. The Company's working capital increased by approximately $1.5 million or 17% to $10.5 million March 28, 1998 from $8.9 million at December 27, 1997.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowings under the Revolving Credit Facility will be sufficient to finance the Company's anticipated working capital needs and capital expenditure requirements for at least the next 24 months.

                                     PART II

Item 1. Legal Proceedings.

WMW et al. Vs. WEMEX et al.

On April 3rd, 1998, the parties reached a final settlement of all claims, including counterclaims and third party claims in the action (previously disclosed in the Company's S-1 effective February 7, 1997, and the 10Ks for fiscal years 1996 and 1997) in the United States District Court for the Southern District of New York, brought by the Company and WMW Machinery Inc. against a former East German trade agency and its successor (collectively referred to as "WEMEX"), its liquidator, Werner P. Muender ("Muender"), the Treuhandanstalt ("Treuhand") and Bundesanstalt Fuer Vereinigunhsbedingte Sonderaufgaben. Under the terms of settlement applicable to the Company, the Company released all of its claims against the defendants and the defendants released all claims against the Company without the Company making or receiving payment of any kind. Accordingly, the settlement will have no impact on the Company's financial condition.


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

Date: May 6, 1998.

GENERAL BEARING CORPORATION
---------------------------
 (Registrant)


     /s/ David L. Gussack
--------------------------------------------
David L. Gussack
President



     /s/ Christopher Moore
--------------------------------------------
Christopher Moore
Vice President Finance
(Principal Financial and  Accounting Officer)