Form 10-Q
period 1998-06-27
GENERAL BEARING CORP
filed 1998-08-11
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 27, 1998

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

At August 1, 1998, the Registrant had issued and outstanding 3,918,950 shares of common stock, $.01 par value per share.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
               FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

            The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words "anticipates,: "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Quarterly Report such statements may relate, among other things, to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality, quantity or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in orders from, a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation; and various adverse effects of the "Year 2000" problem.

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 27, 1998

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I
    Item 1. Financial Statements .....................................   2 - 5

    Item 2. Management's Discussion and Analysis of Financial
                Condition and Result of Operations....................   6 - 8

PART II
    Item 1. Legal Proceedings.........................................   9 - 10
    Item 5. Other Information.........................................   10
    Item 6. Exhibits and Reports on Form 8-K..........................   10

Signature       ......................................................   11

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS

                                                                   June 27,      December 27,
                                                                     1998            1997
                                                                 ------------    ------------
                              ASSETS                              (Unaudited)
Current:
    Cash                                                         $    114,805    $    117,941
    Accounts receivable - trade, less allowance for doubtful
       accounts of $235,000 and $235,000                            5,771,091       5,473,096
    Inventories                                                    14,229,084      11,747,009
    Prepaid expenses and other current assets                         733,051         878,745
    Advances to parent and affiliates                               1,343,362       2,178,261
                                                                 ------------    ------------
          Total current assets                                     22,191,393      20,395,052
                                                                 ------------    ------------
Fixed assets, net                                                   2,992,380       2,387,062
                                                                 ------------    ------------
Investments and advances:
    Investments in affiliates                                       1,712,717         712,717
    Advances to affiliate                                             398,037         398,037
                                                                 ------------    ------------
                                                                    2,110,754       1,110,754
                                                                 ------------    ------------
Deferred tax asset, net                                             2,064,000       2,880,000
                                                                 ------------    ------------
Other assets                                                           27,064          28,954
                                                                 ------------    ------------
Total Assets                                                     $ 29,385,591    $ 26,801,822
                                                                 ============    ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Note payable - bank                                          $  7,428,832    $  5,439,707
    Accounts payable:
       Trade                                                        1,688,912       1,313,851
       Affiliate                                                           --         263,163
       Parent                                                              --         251,750
    Accrued expenses and other current liabilities                  1,334,472       1,938,654
    Current maturities of long-term debt                            1,472,982       2,253,042
                                                                 ------------    ------------
          Total current liabilities                                11,925,199      11,460,164
                                                                 ------------    ------------
Long-term debt, less current maturities:
    Bank                                                              668,640            --
    Affiliate                                                         931,336         909,973
                                                                 ------------    ------------
          Total long-term liabilities                               1,599,976         909,973
                                                                 ------------    ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000 none issued and outstanding                    --              --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, issued and outstanding 3,918,950
       and 3,900,000 shares                                            39,190          39,000
    Additional paid-in capital                                     28,724,850      28,592,387
    Deficit                                                       (12,903,624)    (14,199,702)
                                                                 ------------    ------------
          Total stockholders' equity                               15,860,416      14,431,685
                                                                 ------------    ------------
Total liabilities and stockholder's equity                       $ 29,385,591    $ 26,801,822
                                                                 ============    ============

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                  Twenty-six weeks ended          Thirteen weeks ended
                                               ----------------------------    ---------------------------
                                                  June 27,       June 28,         June 27,      June 28,
                                                    1998           1997             1998          1997
                                               ------------    ------------    ------------   ------------
Sales                                          $ 21,347,744    $ 21,068,844    $ 11,011,341   $ 11,476,284
Cost of sales                                    14,490,111      14,578,573       7,183,466      7,843,694
                                               ------------    ------------    ------------   ------------
Gross profit                                      6,857,633       6,490,271       3,827,875      3,632,590
Selling, general and administrative expenses      4,651,036       4,429,121       2,493,967      2,330,695
                                               ------------    ------------    ------------   ------------
Operating income                                  2,206,597       2,061,150       1,333,908      1,301,895

Interest, net, including $7,135, $11,353,
$5,682, and $5,639 to parent                        353,759         497,506         196,395        215,910

Gain on Sale of Equipment                          (295,240)             --              --             --
                                               ------------    ------------    ------------   ------------
Income before income taxes                        2,148,078       1,563,644       1,137,513      1,085,985

Income tax (Benefit)                                852,000        (756,000)        468,000       (367,000)
                                               ------------    ------------    ------------   ------------
Net income                                     $  1,296,078    $  2,319,644    $    669,513   $  1,452,985
                                               ============    ============    ============   ============

Net income per common share:

     Basic                                     $       0.33    $       0.63    $       0.17   $       0.37
                                               ------------    ------------    ------------   ------------
     Diluted                                   $       0.32    $       0.63    $       0.17   $       0.37
                                               ------------    ------------    ------------   ------------
Weighted average number of common shares

     Basic                                        3,910,589       3,697,252       3,917,521      3,900,000
                                               ------------    ------------    ------------   ------------
     Diluted                                      4,029,731       3,697,252       3,988,050      3,900,000
                                               ------------    ------------    ------------   ------------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Twenty-six weeks ended
                                                                 ----------------------------
                                                                    June 27,       June 28,
                                                                      1998           1997
                                                                 ------------    ------------
Cash flows from operating activities:
    Net income                                                   $  1,296,078    $  2,319,644
    Add (deduct) noncash items charged (credited) to income:
        Deferred income taxes                                         816,000        (790,000)
        Depreciation and amortization                                 259,693         301,326
        Gain on sale of assets                                       (295,240)             --
    Add (deduct) changes in operating assets and liabilities:
        Accounts receivable                                          (297,995)     (1,179,039)
        Inventories                                                (2,482,075)        513,332
        Prepaid expenses and other assets                             146,298         661,643
        Due to (from) affiliates                                      381,387      (1,755,246)
        Accounts payable and accrued expenses                          66,120        (790,229)
                                                                 ------------    ------------
           Net cash provided by (used in) operating activities       (109,734)       (718,569)
                                                                 ------------    ------------
Cash flows from investing activities:
    Investment in Joint Venture                                    (1,000,000)             --
    Equipment purchases                                              (863,725)       (247,618)
    Sale of Equipment                                                 604,000              --
                                                                 ------------    ------------
           Net cash used in investing activities:                  (1,259,725)       (247,618)
                                                                 ------------    ------------
Cash flows from financing activities:
    Sale of common stock, net                                         132,653       4,946,867
    Repayment of long-term debt - bank                               (111,420)       (111,420)
    Increase /(Decrease) in note payable - bank                     1,989,125      (3,254,941)
    Due to/from Parent                                               (644,035)      1,008,642
    Repayment of long-term debt - Parent                                   --      (1,500,000)
                                                                 ------------    ------------
         Net cash provided by (used in) financing activities        1,366,323       1,089,148
                                                                 ------------    ------------
Net (decrease) increase in cash                                        (3,136)        122,961
Cash, beginning of period                                             117,941          12,969
                                                                 ------------    ------------
Cash, end of period                                                   114,805    $    135,930
                                                                 ============    ============
Cash paid during the period for:
    Interest                                                     $    374,000    $    599,000
                                                                 ============    ============
    Income Taxes                                                 $     36,000    $     34,000
                                                                 ============    ============

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

1. Basis of                   The accompanying unaudited condensed consolidated
   Presentation         financial statements have been prepared in accordance
                        with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended June 27, 1998 are not necessarily indicative of the results that may be expected for the year ending December 26, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
                        December 27, 1997.

2. Litigation                 There has been no material change in litigation
                        from the quarter ended March 28, 1998, except as specified in Part II, Item 1.

3. Stockholder's              The change in stockholder's equity is comprised as
   Equity               follows:

                        Common        Paid - in       Deficit              Total
                         Stock         Capital                     Stockholder's
                                                                          Equity
                     ------------   ------------    ------------   -------------
Balance
December 27, 1997    $     39,000   $ 28,592,387    ($14,199,702)   $ 14,431,685

Proceeds from
Exercise of 18,950
Stock Options                 190        132,463                         132,650

Net Income                                             1,296,078
                     ------------   ------------    ------------    ------------

Balance
June 27, 1998
                     $     39,190   $ 28,724,850    ($12,903,624)   $ 15,860,416
                     ============   ============    ============    ============

                              In April, 1998, the Company granted to officers
                        and key employees of the Company 82,000 non-qualified stock options with an exercise price of $12.88 pursuant to the 1996 Stock Option and Performance Award Plan.

      See accompanying notes to condensed consolidated financial statements

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales for the second fiscal quarter of 1998 were $11,011,341, a decrease of $464,943 or 4.1% as compared to the same period in 1997. On a year-to-date basis, sales were $21,347,744, an increase of $278,900 or 1.3% as compared to the same period in 1997. Sales volume increases in tapered roller bearings, tapered journal bearings, "special" ball bearings, and ball transfers were offset by decreased sales of certain standard ball bearings and mounted units. Mounted units was a product line eliminated by the Company as of December 31, 1997.

      Gross Profit. Gross profit was $3,827,875 in the second fiscal quarter compared to $3,632,590 in the second fiscal quarter in 1997. On a year-to-date basis, gross profit was $6,857,633 in 1998 compared to $6,490,271 in 1997. As a percentage of sales, gross profit was 34.8% in the second fiscal quarter of 1998 as compared to 31.7% in the second fiscal quarter of 1997. On a year-to-date basis, gross profit as a percentage of sales increased to 32.1% in 1998 as compared to 30.8% in 1997. This increase resulted in part from the implementation of a program to increase efficiency in plant operations. This program entailed the consolidation of operations at the Company's West Nyack, New York facility which resulted in a significant reduction of plant personnel and simplification of tooling and quality control functions. The increase in gross profit as a percentage of sales also reflects a 5% price increase in the Distributor Bearing Division, as well as the Company's strategy to de-emphasize sales of low margin commodity bearings. Additionally, the Company increased sourcing from joint ventures, and believes that the improvement in gross profit as a pecentage of sales reflects, in part, savings associated with this lower cost sourcing method.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales were 22.6% in the second fiscal quarter of 1998 as compared to 20.3% in the second fiscal quarter in 1997. On a year-to-date basis, selling, general and administrative expenses were 21.8% in 1998 as compared to 21.0% in 1997. Such percentage increases on a year-to-date basis reflect a $221,915 increase of expenditures including increases in professional fees ($135,592), salaries ($104,087), commissions ($101,396), travel and entertainment ($79,030), and advertising ($40,250); partially offset by reductions in move/closing expenses relating to the New Jersey plant consolidation into New York ($220,000) and personnel expense ($28,996).

      Interest Expense. Interest expense as a percentage of sales was 1.8% in the second fiscal quarter of 1998 as compared to 1.9% in the same period in 1997. On a year-to-date basis, interest expense decreased to 1.7% as compared to 2.4% in 1997. This decrease in interest expense is primarily due to a reduction in bank debt achieved through continued earnings and the public offering of the Company's stock in 1997.

      Income Tax (Benefit). For the second fiscal quarter of 1998, the Company had a tax expense of $468,000 compared to a tax benefit of ($401,000) for the second quarter of 1997. The tax benefit in 1997 related to the anticipated use of net operating loss carryforwards, while the $468,000 tax expense reflects a normal rate of taxation. On a year-to-date basis, the Company has set up a provision for taxes totaling $852,000.

      Net Income. Net income for the second fiscal quarter of 1998 decreased to $669,513, or $0.17 per common share, from $1,452,985, or $0.37 per common share a year ago, principally as a result of the accrual for income taxes in 1998 as compared to the tax benefit recorded in 1997. On a year-to-date basis, net income decreased to $1,296,078 or $0.33 per common share in 1998 from $2,319,644 or $0.63 per common share in 1997.

Financial Condition, Liquidity and Capital Resources

      The Company's primary sources of capital have been net cash provided by operating activities, a term loan, sale of common stock and financing from affiliates. Working capital requirements also have been financed through borrowings under a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. During April, 1998, the Company requested and obtained an extension of both the amortization of the Term Loan and the termination of the Revolving Credit Facility to April 7, 2000.

      Cash used in operating activities during the first six months of 1998 was $109,734. Cash provided from net income and deferred income taxes was offset by increased inventory. The primary reasons for the inventory increase are to support future increased revenues in automotive ball bearings and truck size tapered roller bearings.

      Investment in Affiliates increased by $1,000,000 due to the Company's one third ownership of a new joint venture, "Ningbo General Bearing Co. Ltd."
(NGBC). The Company anticipates that NGBC will supply competitively priced, high quality bearings to the Company for resale. Additional cash used in investing activities of $863,725 for capital expenditures was offset by receipt of $604,000 for equipment sold to an affiliate.

      At June 27, 1998, the Company had outstanding borrowings of $7,917,443 under its Revolving Credit Facility and had further availability of approximately $2.7 million.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowings under the Revolving Credit Facility will be sufficient to finance the Company's anticipated working capital and capital expenditure requirements for at least the next 24 months.

Year 2000 Compliance

      The "Year 2000" problem refers to and arises from deficient computer programs and related products, such as embedded chips, which do not properly recognize or process a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy.

A. The Company's Readiness:

      1. (i) Information Technology (IT) systems: The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the Year 2000 issue. The Company's operating system and database system are Year 2000 compliant. The Company presently believes that with minor modifications (conversion and testing in progress) to existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified. (ii) Non IT systems: Non IT systems are those which typically include "embedded" technology such as microcontrollers and chips. The Company currently is in the process of evaluating the effect of the Year 2000 problem on non IT systems. The Company believes that all necessary modifications to software and non-IT systems, if any, will be complete by the end of 1998.

      2. Third Parties: Due to the pervasive use of computers by the Company in its dealings with suppliers, customers, financial institutions, and other third parties, the Year 2000 problem could have a material impact on the Company if not timely addressed by such third parties. To assess third party readiness, the Company has surveyed its principal suppliers and financial institutions and received responses which indicate that all such parties have adequately addressed the problem. While the company has not surveyed its customers, it has received surveys from its principal customers which indicate that they are also addressing the problem.

B. Cost: The Company has not allocated anticipated year 2000 remediation costs among the various systems which may be affected but believes that total remediation costs will be immaterial.

C. Risks: The Company believes that the greatest risk presented by the year 2000 problem is from third parties, such as suppliers, financial institutions, utility providers, etc. who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely affect the Company. The Company is not presently able to quantify this risk but believes that it is minimal based upon the surveys it has conducted.

D. Contingency Plans: While the Company has no year 2000 contingency plans, per se, and does not intend to create one, any problems encountered will be addressed as expeditiously and efficiently as the circumstances permit. Additionally, the Company normally keeps written back-up of all material transactions which should facilitate continuation of business operations and remediation of data loss in the event of a system failure.

                                     PART II

Item 1. Legal Proceedings

The Timken Company vs. United States

On May 27, 1998, the Court of International Trade issued a ruling in the action* filed by Timken challenging the United States Department of Commerce's determinations of antidumping margins on tapered roller bearings (TRBs) from the People's Republic of China in the 4th, 5th and 6th reviews of the antidumping order, covering the period from June 1990 through May 1993.

In that portion of the ruling potentially applicable to the Company, the Court affirmed the findings of the Department of Commerce (Commerce) except as follows:

1. The Court held that Commerce's determination of indirect selling expenses was not reasonable or supported by substantial evidence on the record and remanded that issue to Commerce to employ a more accurate methodology for such determination;

2. The Court granted Commerce's request for a remand to correct a clerical error by Commerce in calculating inland freight and;

3. The Court rejected Commerce's calculation of marine insurance rates based on the rates applicable to sulphur dyes and remanded for Commerce to determine such rates in a manner reasonably related to the value and risk of transporting TRBs.

The remand results are due within ninety (90) days of the date of the ruling. Any comments or responses are due within thirty (30) days thereafter. Any rebuttal comments are due within fifteen (15) days after the date responses or comments are due.

The Company does not believe that any of Commerce's ultimate determinations of the issues remanded will have a significant impact on the Company but will review such determinations and respond appropriately.

      * referred to in the Company's 10-K for fiscal year 1997

WMW et. al. v.s. WEMEX et. al.

On April 3, 1998, the parties reached a final settlement of all claims, including counterclaims and third party claims in the action (previously disclosed in the Company's S-1 effective February 7, 1997, and 10-Ks for fiscal years 1996 & 1997) in the United States District Court for the Southern District of New York, brought by the Company and WMW Machinery Inc. against a former East German trade agency and its successor (collectively referred to as "WEMEX"), its liquidator, Werner P. Muender ("Muender"), the Truehandanstalt ("Truehand") and Bundersanstalt Fuer Vereinigungsbedingte Sonderaufgaben. Under the terms of settlement applicable to the Company, the Company released all of its claims against the defendants and the defendants released all claims against the Company without the Company making or receiving payment of any kind. Accordingly, the settlement will have no impact on the Company's financial condition. The foregoing settlement was reported in the Company's 10-Q for the 1st quarter, 1998.

Gussack Realty Company and General Bearing Corporation vs. Xerox

There have been no material developments in this matter since the events reported in the Company's 10-K for fiscal year 1997. Oral argument on the "motion to withdraw the reference" referred to in such report has been adjourned without a new date.

Item 5. Other Information

Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on matters coming before an annual meeting of stockholders, if the Company does not have notice of the matter at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders or the date specified by an advance notice provision in the Company's By-laws. The Company's By-laws contain such an advance notice provision. For the Company's 1999 Annual Meeting of Stockholders, stockholders must submit such written notice to the Secretary of the Company no earlier than April 17, 1999 nor later than May 17, 1999.

This requirement is separate and apart from the Securities and Exchange Commission's requirements that a stockholder must meet in order to have a stockholder proposal included in the Company's proxy statement under Rule 14a-8. For the Company's 1999 Annual Meeting of Stockholders, any stockholder who wishes to submit a proposal for inclusion in the Company's proxy materials pursuant to Rule 14a-8 must submit such proposal to the Secretary of the Company no later than February 16, 1999.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibit 27. Financial Data Schedule

      (b) The Registrant has not filed any reports on Form 8-K during the quarter ended June 27, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 1998.

GENERAL BEARING CORPORATION
---------------------------
(Registrant)

  /s/ David L. Gussack
---------------------------
David L. Gussack
President

  /s/ Barry A. Morris
---------------------------
Barry A. Morris
Chief Financial Officer