Form 10-Q
period 1998-09-26
GENERAL BEARING CORP
filed 1998-11-10
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

           [X] Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended September 26, 1998

                                       OR

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the transition period from                     to
                              ---------------------  ---------------------

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

At November 10, 1998, the Registrant had issued and outstanding 3,918,950 shares of common stock, $.01 par value per share.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 26, 1998

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I
     Item 1.   Financial Statements .................................... 2 - 5

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Result of Operations................... 6 - 8

PART II
     Item 1.   Legal Proceedings........................................ 9
     Item 5.   Other Information........................................ 9
     Item 6.   Exhibits and Reports on Form 8-K......................... 10

Signature      ......................................................... 11

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS

                                                                  Sept. 26,     December 27,
                                                                    1998            1997
                                                                ------------    ------------
                         ASSETS                                  (Unaudited)
Current:
   Cash                                                         $    111,561    $    117,941
   Accounts receivable - trade, less allowance for doubtful
      accounts of $235,000 and $235,000                            6,609,503       5,473,096
   Inventories                                                    15,789,994      11,747,009
   Prepaid expenses and other current assets                         855,046         878,745
   Advances to parent and affiliates                               1,634,663       2,178,261
                                                                ------------    ------------
         Total current assets                                     25,000,767      20,395,052
                                                                ------------    ------------
Fixed assets, net                                                  2,941,405       2,387,062
                                                                ------------    ------------
Investments and advances:
   Investments in affiliates                                       1,649,059         712,717
   Advances to affiliate                                             398,037         398,037
                                                                ------------    ------------
                                                                   2,047,096       1,110,754
                                                                ------------    ------------
Deferred tax asset, net                                            1,700,000       2,880,000
                                                                ------------    ------------
Other assets                                                          26,207          28,954
                                                                ------------    ------------
Total Assets                                                    $ 31,715,475    $ 26,801,822
                                                                ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Note payable - bank                                          $  9,022,260    $  5,439,707
   Accounts payable:
      Trade                                                        1,532,969       1,313,851
      Affiliate                                                           --         263,160
      Parent                                                              --         251,750
   Accrued expenses and other current liabilities                  1,000,755       1,938,654
   Current maturities of long-term debt - Bank                       222,840       1,002,900
   Current maturities of long-term debt - Parent                   1,250,142       1,250,142
                                                                ------------    ------------
         Total current liabilities                                13,028,966      11,460,164
                                                                ------------    ------------
Long-term debt, less current maturities:
   Bank                                                              612,930              --
   Other                                                             503,550              --
   Affiliate                                                         942,019         909,973
                                                                ------------    ------------
         Total long-term liabilities                               2,058,499         909,973
                                                                ------------    ------------
Commitments and contingencies

Stockholders' equity:
   Preferred stock par value $.01 per share - shares
      authorized 1,000,000 none issued and outstanding                    --              --
   Common stock par value $.01 per share - shares
      authorized 19,000,000, issued and outstanding 3,918,950
      and 3,900,000 shares                                            39,190          39,000
   Additional paid-in capital                                     28,724,850      28,592,387
   Deficit                                                       (12,136,030)    (14,199,702)
                                                                ------------    ------------
         Total stockholders' equity                               16,628,010      14,431,685
                                                                ------------    ------------
Total liabilities and stockholder's equity                      $ 31,715,475    $ 26,801,822
                                                                ============    ============

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                  Thirty-nine weeks ended           Thirteen weeks ended
                                               ----------------------------    ----------------------------
                                                 Sept. 26,       Sept. 27,      Sept. 26,       Sept. 27,
                                                   1998            1997            1998            1997
                                               ------------    ------------    ------------    ------------
Sales                                          $ 32,730,090    $ 31,596,090    $ 11,382,346    $ 10,527,246
Cost of sales                                    22,308,361      21,741,573       7,818,250       7,163,000
                                               ------------    ------------    ------------    ------------
Gross profit                                     10,421,729       9,854,517       3,564,096       3,364,246
Selling, general and administrative expenses      6,821,894       6,494,541       2,170,858       2,065,420
                                               ------------    ------------    ------------    ------------
Operating income                                  3,599,835       3,359,976       1,393,238       1,298,826
Interest, net                                       563,327         753,708         209,568         256,202

Gain on Sale of Equipment                          (350,164)             --         (54,924)             --
                                               ------------    ------------    ------------    ------------
Income before income taxes                        3,386,672       2,606,268       1,238,594       1,042,624

Income tax (Benefit)                              1,323,000      (1,131,000)        471,000        (375,000)
                                               ------------    ------------    ------------    ------------
Net income                                     $  2,063,672    $  3,737,268    $    767,594    $  1,417,624
                                               ============    ============    ============    ============
Net income per common share:
     Basic                                     $       0.53    $       0.99    $       0.20    $       0.36
                                               ------------    ------------    ------------    ------------
     Diluted                                   $       0.52    $       0.98    $       0.20    $       0.35
                                               ------------    ------------    ------------    ------------
Weighted average number of common shares
     Basic                                        3,913,376       3,764,835       3,918,950       3,900,000
                                               ------------    ------------    ------------    ------------
     Diluted                                      3,992,067       3,823,887       3,926,382       4,077,155
                                               ------------    ------------    ------------    ------------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   Thirty-nine weeks ended
                                                                 --------------------------
                                                                  Sept. 26,      Sept. 27,
                                                                    1998           1997
                                                                 -----------    -----------
Cash flows from operating activities:
    Net income                                                   $ 2,063,672    $ 3,737,268
    Add (deduct) noncash items charged (credited) to income:
        Deferred income taxes                                      1,180,000     (1,185,000)
        Depreciation and amortization                                423,818        375,700
        Gain on sale of assets                                      (350,164)      (254,396)
    Add (deduct) changes in operating assets and liabilities:
        Accounts receivable                                       (1,136,407)      (732,345)
        Inventories                                               (4,042,985)       123,360
        Prepaid expenses and other assets                             23,875       (231,348)
        Due to (from) affiliates                                     211,217     (1,871,175)
        Accounts payable and accrued expenses                       (368,618)      (575,479)
                                                                 -----------    -----------
           Net cash provided by (used in) operating activities    (1,995,592)      (613,415)
                                                                 -----------    -----------
Cash flows from investing activities:
    Investments in Joint Ventures, net                              (936,342)            --
    Equipment purchases                                             (975,589)      (599,098)
    Sale of Equipment                                                694,304        549,800
                                                                 -----------    -----------
           Net cash used in investing activities:                 (1,217,627)       (49,298)
                                                                 -----------    -----------
Cash flows from financing activities:
    Sale of common stock, net                                        132,653      4,946,867
    Repayment of long-term debt - bank                              (167,130)      (167,130)
    Increase / (Decrease) in note payable - bank                   3,582,553     (3,492,018)
    Increase in other long-term debt                                 503,550             --
    Change in Due to/(from) Parent                                  (844,787)       989,597
    Repayment of long-term debt - Parent                                  --     (1,500,000)
                                                                 -----------    -----------
         Net cash provided by financing activities                 3,206,839        777,316
                                                                 -----------    -----------
Net (decrease) increase in cash                                       (6,380)       114,603
Cash, beginning of period                                            117,941         12,969
                                                                 -----------    -----------
Cash, end of period                                                  111,561    $   127,572
                                                                 ===========    ===========
Cash paid during the period for:
    Interest                                                     $   599,000    $   898,000
                                                                 ===========    ===========
    Income Taxes                                                 $    56,000    $    54,000
                                                                 ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

1. Basis of             The accompanying unaudited condensed consolidated
   Presentation   financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 26, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 27, 1997.

2. Litigation           There has been no material change in litigation from the
                  quarter ended June 27, 1998, except as specified in Part II,
                  Item 1.

3. Stockholder's        The change in stockholder's equity is comprised as
   Equity         follows:

                        Common        Paid-in         Deficit              Total
                         Stock        Capital                      Stockholder's
                                                                          Equity
                     ------------   ------------    ------------   -------------
Balance,
December 27, 1997    $     39,000   $ 28,592,387    ($14,199,702)  $  14,431,685

Proceeds from
Exercise of 18,950
Stock Options                 190        132,463                         132,653

Net Income                                             2,063,672       2,063,672
                     ------------   ------------    ------------   -------------
Balance,
September 26, 1998
                     $     39,190   $ 28,724,850    ($12,136,030)  $  16,628,010
                     ============   ============    ============   =============

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales for the third fiscal quarter of 1998 were $11,382,346, an increase of $855,100 or 8.1% compared to the same period in 1997. On a year-to-date basis, sales were $32,730,090, an increase of $1,134,000 or 3.6% as compared to the same period in 1997. Sales volume increases in tapered roller bearings, tapered journal bearings, "special" and automotive ball bearings, and ball transfers were offset by decreased sales of certain standard ball bearings and mounted units. Mounted units was a product line eliminated by the Company as of December 31, 1997. During the quarter, the Company's achievement of full contract volume with Ford Motor Company more than compensated for the negative impact of the strike at General Motors Corp. Looking ahead, an expiring contract with one customer will not be renewed for one of the part numbers contained therein. Through the end of the third quarter of 1998, sales of this item represent approximately 5% of revenue. The Company anticipates that it will continue to supply this item until the first or second quarter of 1999.

      Gross Profit. Gross profit for the quarter was $3,564,096 compared to $3,364,246 in the third fiscal quarter in 1997. On a year-to-date basis, gross profit was $10,421,729 compared to $9,854,517 in 1997. As a percentage of sales, gross profit was 31.3% compared to 32.0% in the third fiscal quarter of 1997. On a year-to-date basis, gross profit as a percentage of sales increased to 31.8% compared to 31.2% in 1997. This increase resulted in part from the implementation of a program to increase efficiency in plant operations. This program entailed the consolidation of operations at the Company's West Nyack, New York facility which resulted in a significant reduction of plant personnel and simplification of tooling and quality control functions. The increase in gross profit as a percentage of sales also reflects a 5% price increase in the Distributor Bearing Division, as well as the Company's strategy to de-emphasize sales of low margin commodity bearings. Additionally, the Company increased sourcing from joint ventures and believes that the improvement in gross profit as a percentage of sales reflects, in part, savings associated with this lower cost sourcing method. The reduction in gross profit percentage of sales for the quarter is primarily due to product mix resulting from growth in our sales to original equipment manufacturers combined with softness in the industrial distribution aftermarket.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales were 19.1% compared to 19.6% in the third fiscal quarter in 1997. This reduction reflects the effect of the increased sales volume. On a year-to-date basis, selling, general and administrative expenses were 20.8% compared to 20.6% in 1997. Such percentage increases on a year-to-date basis reflect a $327,353 increase of expenditures primarily attributable to increases in travel, salaries, commissions and professional fees, partially offset by the elimination of one time move/closing expenses relating to the New Jersey plant consolidation into New York, incurred in 1997.

      Interest Expense. Interest expense as a percentage of sales was 1.8% compared to 2.4% in the third fiscal quarter in 1997. On a year-to-date basis, interest expense decreased to 1.7% compared to 2.4% in 1997. This decrease in interest expense is primarily due to a reduction in average debt achieved through continued earnings and the public offering of the Company's stock in 1997 as well as lower interest rates in 1998.

      Income Tax (Benefit). For the third fiscal quarter of 1998, the Company had a tax expense of $471,000 compared to a tax benefit of ($375,000) for the third quarter of 1997. The tax benefit in 1997 related to the creation of a deferred tax asset related to the anticipated use of net operating loss carry forwards, while the $471,000 tax expense reflects a normal rate of taxation. On a year-to-date basis, the Company has set up a provision for taxes totaling $1,323,000 in 1998 compared to a tax benefit of ($1,131,000) in 1997.

      Net Income. Income before taxes is up 18.8% and 29.9% over the third quarter and year to date 1997 periods, respectively. Net income for the third fiscal quarter of 1998 decreased to $767,594, or $0.20 per common share, from $1,417,624, or $0.36 per common share a year ago, principally as a result of the accrual for income taxes in 1998 as compared to the tax benefit recorded in 1997. On a year-to-date basis, net income decreased to $2,063,672 or $0.53 per common share in 1998 from $3,737,268 or $0.99 per common share in 1997.

Financial Condition, Liquidity and Capital Resources

      The Company's primary sources of capital have been net cash provided by operating activities, a term loan, sale of common stock and financing from affiliates. Working capital requirements also have been financed by a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. During April, 1998, the Company requested and obtained an extension of both the amortization of the Term Loan and the termination of the Revolving Credit Facility to April 7, 2000.

      Cash used in operating activities during the first nine months of 1998 was $1,995,592. Cash provided from net income and deferred income taxes was offset by increased inventory and accounts receivable. The primary reasons for the inventory increase are to support current and future demand for automotive ball bearings and truck size tapered roller bearings.

      Investment in Affiliates increased by $1,000,000 due to the Company's one third ownership of a new joint venture, "Ningbo General Bearing Co. Ltd."
(NGBC). The Company anticipates that NGBC will supply competitively priced, high quality bearings to the Company for resale. Investment in Affiliates also increased by $150,192 for the Company's equity in Shanghai Pudong General Bearing Co. Ltd. The Company's Investment in Shanghai General Bearing Co. Ltd. was decreased $213,850 due to an equity distribution received during the third fiscal quarter of 1998. Additional cash used in investing activities of $975,589 for capital expenditures was offset by receipt of $694,304 for equipment sold to an affiliate.

      At September 26, 1998, the Company had outstanding debt of $9,022,260 under its Revolving Credit Facility and had further availability of approximately $2.0 million. Additionally, the Company financed $503,550 of its fixed asset purchases via capital lease.

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

                                     PART II

Item 1. Legal Proceedings

The Timken Company vs. United States

The Company's 10-K for F/Y 1997 disclosed actions by the Timken Company ("Timken") in the Court of International Trade challenging the Department of Commerce's final determinations of the 4th, 5th, 6th, 7th and 8th annual reviews under the antidumping order covering tapered roller bearings from the People's Republic of China. The Company's 10-Q for the 2nd quarter, 1998, disclosed the Court of International Trade's ruling on May 27, 1998, remanding certain issues (in the 4th, 5th and 6th reviews) to the Department of Commerce for redetermination.

On August 25, 1998, the Department of Commerce issued the final results of its redeterminations of the issues remanded. Those redeterminations had no impact on the Company as they did not materially affect the antidumping margins of the Company's joint venture Shanghai General Bearing Company, Ltd. ("SGBC") and had no impact on SGBC's partial revocation of the Antidumping Order covering tapered roller bearings from the People's Republic of China.

In Timken's action in the Court of International Trade challenging the Department of Commerce's final antidumping determinations in the 7th review period (1993-1994) and SGBC's partial revocation, oral argument was heard on Timken's motion for judgment on the agency record on July 29th, 1998, and the parties are awaiting a ruling.

WMW et. al. v.s. WEMEX et. al.

Settlement of this matter was reported in the Company's 10-Qs for the first and second quarters of 1998.

Gussack Realty Company and General Bearing Corporation vs. Xerox

There have been no material developments in this matter since the events reported in the Company's 10-Q for the second quarter of 1998.

Item 5. Other Information

The Fiscal 1998 Year End will occur on January 2, 1999. This 53 week year will allow for a year end as close as possible to the calendar year end and is necessitated by our usage of a 4-4-5 accounting methodology. The Company does not believe that this will have a material impact on the fourth quarter or annual results.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 27. Financial Data Schedule

      (b) The Registrant has not filed any reports on Form 8-K during the quarter ended September 26, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 1998.

GENERAL BEARING CORPORATION
(Registrant)


  /s/ David L. Gussack
------------------------------
David L. Gussack
President


  /s/ Barry A. Morris
------------------------------
Barry A. Morris
Chief Financial Officer