Form 10-K
period 1998-12-31
GENERAL BEARING CORP
filed 1999-04-02
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

            [X] Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended January 2, 1999

                                       OR

          [ ] Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
        For the transition period from ............... to ...............

                         Commission file Number 0-22053

                           GENERAL BEARING CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                           13-2796245
-------------------------------                            ------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

  44 High Street, West Nyack, New York                             10994
  ------------------------------------                             -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

 At March 25, 1999 the aggregate market value of the Registrant's outstanding common stock, $.01 par value per share, held by non-affiliates, was $6,200,000, based on the closing sale price as reported March 25, 1999 on the NASDAQ Small Cap Market.

At March 25, 1999, the Registrant had issued and outstanding 3,918,950 shares of common stock, $.01 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None of the documents indicated on Form 10-K have been incorporated herein by reference.

                CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING
         INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words: "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Annual Report such statements may relate to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in orders from, a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1999

                                TABLE OF CONTENTS

No.                                                                         Page
---                                                                         ----

PART I
  Item 1.  Business..........................................................  1
  Item 2.  Properties........................................................  7
  Item 3.  Legal Proceedings.................................................  7
  Item 4.  Submission of Matters to a Vote of Security Holders...............  9

PART II
  Item 5.  Market for Registrant's Common Equity and Related Stockholder
             Matters......................................................... 10
  Item 6.  Selected Financial Data........................................... 11
  Item 7.  Management's Discussion and Analysis of Financial Condition and
             Result of Operations............................................ 12
  Item 7a. Quantitative and Qualitative Disclosure about Market Risk......... 17
  Item 8.  Financial Statements and Supplementary Data ...................... 19
  Item 9.  Change in and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................ 44

PART III
  Item 10. Directors and Executive Officers of the Registrant................ 45
  Item 11. Executive Compensation............................................ 48
  Item 12. Security Ownership of Certain Beneficial Owners and Management.... 49
  Item 13. Certain Relationships and Related Transactions.................... 50

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.. 53

                                     PART I

Item 1. Business.

      General Bearing Corporation ("Company") manufactures, assembles and distributes a variety of bearing components and bearing products, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings under the Hyatt(R) and The General(R) trademarks. The Company supplies original equipment manufacturers ("OEMs") and the industrial aftermarket principally in the United States ("U.S."). The Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, office equipment, machinery and appliances.

      The Company operates in two divisions: the OEM Division, which supplies OEMs, and the Distribution Division, which serves distributors that supply the repair and maintenance aftermarket and small OEMs. Current OEM Division customers include automotive and locomotive divisions of General Motors Corporation ("GM"), Ford Motor Company ("Ford"), Trailmobile Corp. ("Trailmobile"), Great Dane Limited Partnership "(Great Dane"),Burlington Northern/Santa Fe Railroad Co. ("Burlington Northern"), Union Pacific Railroad ("Union Pacific"), Xerox Corporation ("Xerox"), Pitney Bowes ("Pitney Bowes") and Eastman Kodak ("Kodak"). The Distribution Division has customers ranging in size from Motion Industries Inc. ("Motion Industries") and Applied Industrial Technology, each of which has more than 400 outlets, to independent single outlet operations. The Distribution Division's individual shipments are typically smaller in volume but have higher gross margins.

      Through flexibility in manufacturing and sourcing, as well as attentive customer service, the Company strives to be a reliable, innovative and cost effective provider of bearing components and products to the approximately $5 billion per year U.S. bearing market. The Company's strategy to accomplish this objective includes the following:

      * PROVIDE HIGH QUALITY PRODUCTS AND SUPERIOR CUSTOMER SERVICE. The Company maintains a detailed and extensive Quality Assurance Program and has been certified to the M 1003 standard by the Association of American Railroads ("AAR") and the MIL-I-45208 standard by General Dynamics, a military contractor. The Company recently has obtained "Unconditional Approval" from the AAR for its tapered journal bearings. The Company also maintains ISO 9001 and QS 9000 registrations from the International Standards Organization ("ISO"). The Company also requires that both its affiliated and unaffiliated suppliers conform to Company and customer quality and engineering standards. Certain of the Company's products also have been specifically certified by the AAR for use in railroad cars. In addition, the Company has been qualified as an authorized supplier by leading automobile and truck trailer manufacturers (including GM, Ford, Great Dane, Trailmobile, Stoughton Trailers, Inc., and Strick Corporation), railroads (including Burlington Northern, Union Pacific, the Atchison, Topeka and Santa Fe Railway, Missouri Pacific Railroad Company, Southern Pacific Rail Corporation and Norfolk Southern Corp.) and national distributors of bearings, including Motion Industries and Applied Industrial Technology Inc. These certifications and qualifications, which often take significant time to obtain because of testing and other requirements, enable the Company to supply large markets currently served by a limited number of competitors.

      * PRESENCE IN CHINA. In 1987, the Company formed a joint venture, Shanghai General Bearing Co. Ltd. ("SGBC"), in the People's Republic of China ("PRC") to establish a low cost, quality controlled source for bearings and bearing components. The Company has formed other joint ventures in the PRC, and it continues to investigate joint venture opportunities. The Company believes that potential customers in the U.S. intending to establish or expand manufacturing and other facilities in the PRC have, and will continue to have, an incentive to purchase bearings from the Company in order to satisfy Chinese counter purchasing and local content requirements. In addition, on February 3, 1997, the U.S. Department of Commerce ("Commerce") granted the Company's joint venture, SGBC, partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result of SGBC receiving zero or de minimis antidumping margins for the periods from 1990-1993 ("4th, 5th and 6th Reviews"), Commerce revoked the antidumping order as to SGBC in the 1993-1994 period ("7th Review"). As a result of the revocation, SGBC and the Company will no longer be required to participate in the annual reviews of the antidumping order conducted by Commerce. However, the Timken Company, the leading manufacturer and distributor in the United States of bearing components and products, has actions pending against the United States in the Court of International Trade challenging Commerce's final antidumping determination of the 7th Review. The Company believes its revocation provides it with a competitive advantage. See Legal Proceedings.

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

PRODUCTS

      The Company and its joint ventures manufacture and market high quality, precision ball and roller bearings used in a broad range of applications including automotive and trucking (e.g., steering columns, wheels and axles), rail car and locomotive (e.g., wheel and axle assemblies), appliances (e.g., fans and vacuum cleaners), lawn and garden implements (e.g., lawn mowers), office equipment (e.g., copiers, mailing machines), consumer products (e.g., bicycles), medical equipment (e.g., wheelchairs), material handling (e.g., conveyor assemblies and hand trucks), power tools (e.g., drills and lathes), chemical processing and the oil industry (e.g., drilling rigs).

      The Company sells approximately 1,500 products. The Company's product line includes standard and metric precision ball bearings, double row ball bearings, unground bearings, and special ball bearings. The Company offers its products in standard, modified, and custom designs where appropriate. The Company produces standard, special and niche market bearings. Special bearings are specifically manufactured to the requirements of a customer, as determined in cooperation with the Company's engineering staff. Examples of these products include bearings for copier machines, automotive steering columns, postal equipment and wheelchairs. Niche bearings are bearings used in specific industries, and are produced by a limited number of manufacturers. Under the "Hyatt"(R) brand the Company produces selected tapered roller bearings (TRB's), tapered journal bearings, spherical roller bearings and cylindrical roller bearings which are used in railroad, truck trailer, automotive and other industrial applications.

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

      The Company obtains 72% of its bearing and component requirements from various Chinese joint ventures. The Company currently relies on approximately 82 unaffiliated manufacturers to produce the remaining 28% of its requirements. The Company produces approximately 40% of the bearings that it sells. The Company has no long-term contracts with its unaffiliated manufacturing sources. The Company attempts to maintain sourcing flexibility by not engaging in any purchasing contracts that exceed one year.

CHINESE JOINT VENTURES

      The Company has entered into three joint ventures with manufacturers in the PRC to enable it to secure a reliable source of high quality low cost bearings and bearing components. In addition, World Machinery Company ("World"), which owns 76.6% of the Company's common stock, has entered into two additional joint ventures with a Chinese bearing manufacturer and the Company has arrangements with such joint ventures. By entering into joint ventures, rather than long-term manufacturing contracts, the Company is better able to monitor and control production and quality assurance by having access to the factories at both management and production levels. Furthermore, by sourcing from joint ventures, the Company may not be required to incur inventory carrying costs, since the joint ventures may hold all inventory until needed by the Company. The joint ventures also provide a far less capital intensive alternative to building Company-owned facilities.

      SGBC was established by the Company and Shanghai Roller Bearing Factory ("SRBF") in June 1987 as a joint venture limited liability company in accordance with PRC law for an initial term of ten years, which has been extended to June 2008. SGBC produces tapered roller and ball bearings, which the Company imports into the U.S. for further assembly, inspection, testing and distribution. The Company contributed 25% of the initial capital of SGBC in the form of capital equipment valued by the parties at $750,000 and the Company's joint venture partner, SRBF, contributed 75% of the initial capital of SGBC in the form of facilities and equipment, valued by the parties at $1,500,000 and $750,000, respectively. Upon the receipt of $1,375,000 in dividends, the Company will cease to receive any further dividends.

      The Company has the exclusive right to sell the products of SGBC in the U.S. In 1996, 1997 and 1998, the Company imported $5.8 million, $5.8 million and $10.3 million respectively, in bearings from SGBC. Purchases are made upon terms and conditions established periodically by negotiation between the Company and SGBC. Governance, operations, distributions and the dissolution of SGBC are governed by PRC law and by SGBC's joint venture contract and articles of association. SGBC's eight-member Board of Directors, which consists of five directors chosen by SRBF and three directors chosen by the Company, exercises authority over the joint venture by majority vote. Certain decisions involving annual strategy, budgeting and production plans require the vote of at least one Director chosen by the Company. Unanimous consent of the Board of Directors is required for all fundamental corporate changes.

      Shanghai Pudong General Bearing Company ("SPGBC"), a joint venture between General Bearing Corporation and Shanghai Xiua Industrial Corporation is located in the Pudong Industrial Zone of Shanghai. This venture produces ball bearings for sale in the U.S. by the Company. The Company entered into the agreement with SPGBC in 1997, and contributed $150,000; 25% of the registered capital, in 1998. The Company imported $1.6 million from SPGBC in 1998.

      Ningbo General Bearing Company ("NGBC"), a joint venture between General Bearing Corporation and China Ningbo Genda Bearing Company, Ltd., was established in early 1998. Located in Yuyao City, China, this venture manufactures ball and roller bearings and their components. Initially, the ventures production has been directed to electric motor bearings. In its second stage, its production will be heavily weighted toward product for sale by the Company to the U.S. automotive industry. The Company contributed $1 million; 33.3% of the registered capital. The Company imported $3.4 million from NGBC in 1998.

      In addition, World has entered into two additional joint ventures with a Chinese bearing manufacturer. These joint ventures are suppliers to the Company.

      Rockland Manufacturing Company, ("Rockland") a joint venture between a subsidiary of World and Wafangdian USA Ltd., was established in 1993 and exists at the facilities of the Company. Rockland offers flexibility to the Company by providing readily accessible inventory which the Company pays for at the time it is needed to fill customer orders. The Company purchased $5.2 million from Rockland in 1998.

      Wafangdian General Bearing Co., Ltd. ("WGBC"), is a joint venture between World and Wafangdian Bearing Company. WGBC produces components for spherical roller bearings and railroad bearings in the PRC. The Company sells the WGBC bearings in the U.S. In its second stage, it is proposed that WGBC will produce rear wheel automotive bearings with machinery purchased from GM's Delphi plant in Bristol, Connecticut, also for sale in the U.S. by the Company.

      World has granted the Company options, exercisable prior to December 31, 1999, to purchase from World, its interest in Rockland and WGBC, for $400,000 and $846,000 (subject to adjustment based on change in accounts payable by WGBC to World), respectively, representing the estimated capital contributions, advances for administrative expenses and other costs paid by World with respect to such ventures prior to January 2, 1999; plus any additional capital contributions made and administrative expenses incurred on behalf of the joint venture by World after such date.

SALES, MARKETING AND CUSTOMERS

      The Company markets its products in the U.S. and abroad through 17 salaried sales employees as well as 28 commissioned independent sales representative organizations, aggregating 98 sales persons. In addition, the Company has 7 customer service representatives responsible for handling orders and providing sales support. Products sold through the OEM Division bear The General(R) label for ball bearings and the Hyatt(R) brand for all types of roller bearings.

      The Company participates in trade shows sponsored by the Truck Maintenance Council, American Trucking Association and the Railway Supply Association. The Company spent $222,000 on advertising for fiscal 1998 and it anticipates that its advertising expenditures for fiscal 1999 will be about the same.

      Current OEM customers include automotive and locomotive divisions of GM, Ford, Trailmobile, Great Dane, Union Pacific, Burlington Northern, Xerox, Pitney Bowes and Kodak. The OEM Division has approximately 400 customers. The Distribution Division markets the same broad line of bearing products as the OEM division. The Distribution Division has over 1,050 customers, ranging in size from Motion Industries and Applied Industrial Technology, each of which has approximately 400 stores in the U.S., to independent single outlet operations. The OEM Division focuses on the transportation industry: e.g., truck trailer manufacturers, railroad locomotive and freight car manufacturers and automotive manufacturers. No customer accounted for more than 10% of the Company's consolidated revenues for fiscal 1998.

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

EMPLOYEES

      As of January 2,1999, the Company had 157 full-time employees, of whom 94 were engaged in production, shipping and receiving and maintenance, and 26 of whom were engaged in sales and marketing. The balance of the Company's full-time employees is primarily administration. 80 of the Company's employees engaged in production, shipping and receiving, and maintenance, are subject to collective bargaining and are represented by the United Brotherhood of Carpenters and Joiners of America, AFL-CIO, Local 3127 ("Union"). The current collective bargaining agreement with the Union expires on April 30, 2000. The Company believes that relations with its employees, including those subject to collective bargaining, are good. The Company has a 20 year relationship with the Union and has never experienced a Union work stoppage.

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

ENVIRONMENTAL COMPLIANCE

      The Company's operations are subject to federal, state and local regulatory requirements relating to pollution control and protection of the environment. Based on information compiled to date, management believes that the Company's current operations are in material compliance with applicable environmental laws and regulations. See Legal Proceedings.

Item 2. Properties.

      The Company leases a facility located in West Nyack, New York, which has approximately 190,000 square feet of floor space. Management believes that the plant is adequate for the Company's present needs and anticipated expansion. The West Nyack facility, which is used principally for administrative, assembly, manufacturing, and distribution purposes, is owned by Gussack Realty Company ("Realty"). On November 1, 1996, the Company and Realty entered into a lease for the West Nyack facility ("Lease"), which provides for an initial term expiring on October 31, 2003, and is renewable at the option of the Company for an additional six year term. The lease specifies a base rent of $4.81 per square foot (or $913,000) annually, payable in monthly rent payments of $76,000. The Lease provides for an increase in the rent every other year, commencing in 1998, to the greater of (i) 106% of the next preceding year's rent or (ii) the preceding years rent multiplied by a fraction the numerator of which is the Consumer Price Index for the area including Rockland County or, if no such index is published, for Northern Jersey ("CPI") in effect 90 days prior to November 1 of the new rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 increase amounted to 106% of the next preceding year, resulting in rent of $5.0986 per square foot (or $968,000) annually effective through October 31, 2000. Simultaneously, the Company entered into a sublease with WMW Machinery Co. and World for approximately 31,000 and 5,500 square feet of the West Nyack facility, respectively. See "Item 13 - Certain Relationships and Related Transactions." The Company anticipates WMW Machinery Co., Inc. vacating the 31,000 square feet by the end of 1999, as the Company requires the use of the space for its own needs.

Item 3. Legal Proceedings.

      Timken vs. United States

      On August 25, 1986, Timken, a U.S. producer of tapered roller bearings, filed a petition on behalf of the U.S. tapered roller bearing industry with both the ITC and Commerce seeking the imposition of antidumping duties on imports of tapered roller bearings from Japan, Italy, the former Yugoslavia, Romania, Hungary and the PRC. In May 1987, Commerce found that tapered roller bearings from each of the aforementioned countries were being sold in the U.S. at less than fair value, as determined by Commerce based upon an estimate of the foreign market value of tapered roller bearings (i.e. the price at which the same or similar merchandise is sold or offered for sale in the principal markets of the home market country). Commerce subsequently issued an antidumping order imposing duties on the unfairly traded tapered roller bearings equal to the percentage difference between the selling prices in the U.S. and the foreign market value of the imported tapered roller bearings during specified review periods. Among others, the order named SGBC, the Company's joint venture in the PRC. Importers subject to the antidumping order are required to post a cash deposit with the U.S. Customs Service equal to the antidumping margin percentage multiplied by the export price of any imported product covered by the dumping petition. On February 3, 1997, Commerce granted the Company's joint venture, SGBC, partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result of SGBC receiving zero or de minimis antidumping margins for the 4th, 5th and 6th annual reviews of the antidumping order ("Reviews"), Commerce revoked the antidumping order as to SGBC in the 7th Review. As a result of the revocation, SGBC and the Company will no longer be required to participate in the annual reviews of the antidumping order conducted by Commerce. Timken filed actions against the United States in the Court of International Trade challenging Commerce's final antidumping determinations of the 4th, 5th, 6th and 7th reviews, including the revocation as to SGBC.

On May 27, 1998, the Court of International Trade (CIT) issued a ruling in the action challenging Commerce's determinations in the 4th, 5th and 6th Reviews.

In that portion of the ruling potentially applicable to the Company, the Court affirmed the findings of Commerce but remanded certain issues back to Commerce for redetermination. On August 25th, 1998 Commerce issued the final results of its redeterminations, which did not materially affect the antidumping margins of SGBC and had no impact on SGBC's partial revocation of the antidumping order. On December 7, 1998, the CIT affirmed Commerce's remand determinations and the action challenging Commerce's determinations in the 4th, 5th and 6th Reviews was dismissed. Timken has filed an appeal with the U.S. Court of Appeals for the Federal Circuit. The Company is not appearing in the appeal as none of the issues on appeal directly affect SGBC's revocation.

In the CIT action challenging the results of the 7th review, all issues have been briefed, CIT has heard oral argument and the parties are awaiting a ruling.

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

In September, 1997, Realty and the Company filed motions for partial summary judgment on the complaint and seeking to dismiss the counterclaim on the ground that it is barred by the applicable statute of limitations. Xerox responded to the motions and filed its own motion for summary judgment.

On February 3, 1999, the Court denied all the above motions. Trial is scheduled to commence on April 5, 1999.

Additionally, in October, 1997, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York, seeking to hold Xerox in Contempt and for sanctions, on the grounds that the counterclaim filed by Xerox against the Company was discharged upon confirmation of the Company's Chapter 11 Reorganization Plan in 1993. In its response Xerox alleged that its counterclaims were not discharged and that even if they were discharged, Xerox can use them to offset the Company's claims against Xerox. Xerox also filed its own motion with the U.S. District Court seeking to remove consideration of the bankruptcy motion from the bankruptcy judge and have it decided by the District Court judge ("motion to withdraw the reference"). On December 28, 1998, the District Court judge denied the motion to withdraw the reference. On March 3, 1999, the Company filed a motion for partial summary judgment before the U.S. Bankruptcy Court judge on the contempt matter. Oral argument is scheduled for April 9, 1999. If the motion for summary judgment is granted, some of Xerox' counterclaims will be barred.

While the company believes its legal position in the above action to be correct, the company cannot predict the outcome of the litigation and intends to vigorously defend its position.

Item 4. Submission of Matters to a Vote of Security Holders.

      INAPPLICABLE

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock has been quoted on the NASDAQ Small Cap market under the symbol "GNRL" since the Company's initial public offering effective February 7, 1997.

                                                 1998
                               ----------------------------------------
Stock Prices                           High                 Low
                               ----------------------------------------
      1st Quarter                     17 1/2               11 1/2
      2nd Quarter                     12 7/8                7 5/8
      3rd Quarter                      9 5/16               5
      4th Quarter                      8 1/4                4 5/8

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

      At February 3, 1999, the Company believes it had in excess of 800 holders of its Common Stock.

Item 6. Selected Financial Data

      The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual report. See Management Discussion and Analysis of Results of Operations and Financial Condition.

                           General Bearing Corporation
                             Selected Financial Data
                    (In Thousands Except for Per Share Data)

                                                                                  Years Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                December 31,      December 30,      December 28,       December 27,       January 2,
                                                   1994               1995              1996               1997              1999
------------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Sales                                              $ 37,032          $ 42,070           $ 38,362          $ 42,153          $ 45,461
Operating income                                   $    874          $    354           $  3,201          $  4,053          $  4,920
Income (loss) before extraordinary
   item and income tax (benefit)                   $    255          $ (2,229)          $  1,998          $  3,246          $  4,569
Net income (loss)                                  $    363          $ (1,729)          $  2,198          $  5,346          $  2,881
Net income (loss) per basic share
   (before extraordinary item)                     $    .08          $   (.58)          $    .73          $   1.41          $    .74
Net income (loss) per basic share                  $    .12          $   (.58)          $    .73          $   1.41          $    .74
Net income (loss) per diluted share                $    .12          $   (.58)          $    .73          $   1.38          $    .73
------------------------------------------------------------------------------------------------------------------------------------

                                                                                 Years Ended
------------------------------------------------------------------------------------------------------------------------------------
                                                  December 31,        December 30,     December 28,      December 27,     January 2,
                                                  1994                1995             1996              1997             1999
------------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total Assets                                         $24,143           $27,086           $24,399           $26,802           $30,338
Long-term debt (excluding current
portion)                                             $ 5,218           $ 4,817           $ 4,493           $   910           $ 1,951

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Fiscal 1998 compared to Fiscal 1997

      Sales. Sales for fiscal 1998 of $45,461,000 represents a 7.8% increase over 1997. Sales in the OEM Division increased 19.9% over 1997 to $31,148,000 primarily as a result of higher sales volume to existing customers as well as new contracts awarded during the year. The largest increase, in automotive ball bearings, resulted from the beginning of shipments on a two- year, $14,000,000 contract with The Ford Motor Company. The Distribution Division was able to gain a 5% price increase, however, softness in the industrial distribution aftermarket during the second half of the year resulted in a net decrease in sales of 11.5% from 1997 to $14,313,000. Overall, the Company's sales volume increases were in tapered roller bearings, tapered journal bearings, "special" and automotive ball bearings, and ball transfers. These increases were partially offset by decreased sales of certain standard ball bearings and the elimination of the mounted units product line.

      Gross Profit. Gross profit for fiscal 1998 of $13,996,000 represents a 7.1% increase over 1997. As a percentage of sales, gross profit (GP%) was 30.8% for 1998 compared to 31.0% in 1997. Overall, the Company's GP% was favorably affected by the Company's strategy to de-emphasize sales of low margin commodity bearings. However, on an overall basis, GP% was adversely impacted by product mix resulting from growth in sales to original equipment manufacturers combined with softness in the industrial distribution aftermarket. Sales of the OEM Division and the Distribution Division represented 69% and 31% of total sales, respectively, in 1998 compared to 62% and 38%, respectively, in 1997. Both the OEM and Distribution Divisions were favorably affected by the implementation of a program to increase efficiency in plant operations. This program entailed the consolidation of operations at the Company's West Nyack, New York facility which resulted in a significant reduction of plant personnel and overhead costs as well as simplification of tooling and quality control functions. Additionally, the Company increased sourcing from joint ventures and believes that savings associated with this lower cost sourcing method reduced cost of goods sold. GP% for the OEM Division was 21.7% in 1998 compared to 22.8% in 1997. The effects of product mix and introductory pricing necessary to increase market share offset the cost reductions mentioned above. The Company intends to increase GP% in 1999 as a result of firmer pricing, cost reduction projects completed during 1998, and new cost reduction projects already underway. GP% for the Distribution Division was 50.5% in 1998 compared to 44.1% in 1997. This increase was due to price increases and cost reductions.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 20.0% for 1998 compared to 20.4% in 1997. This reduction reflects the effect of the increased sales volume. S,G&A increased by $469,000. This is primarily attributable to increases in commission, travel and salary expenses in the OEM Division to support its current year and projected growth.

      Operating Income. Operating income for fiscal 1998 of $4,920,000 represents a 21.4% increase over 1997. The increase in the OEM Division of 58.8% over 1997 to $2,150,000 was due primarily to the sales and gross profit changes detailed above. Additionally, increased S,G&A of $445,000 was offset by the elimination of one-time plant closing costs relating to the New Jersey plant consolidation into New York of $403,000 incurred in 1997. Operating income in the Distribution Division increased 2.6% over 1997 to $2,770,000 where the increased GP% offset lower sales volume.

      Interest Expense. Interest expense was $747,000 in 1998 compared to $851,000 in 1997. As a percentage of sales, interest was 1.6% for 1998 compared to 2.0% in 1997. This decrease is primarily due to lower interest rates in 1998.

      Other. The Company recognized other income of $350,000 in 1998 from the sale of fixed assets to WGBC.

      Income Tax (Benefit). The Company recorded income tax expense of $1,688,000 for 1998 compared to a tax benefit of ($2,100,000) in 1997. The tax benefit in 1997 resulted from the creation of a deferred tax asset related to the anticipated use of net operating loss carry forwards. The tax expense in 1998 reflects a normal rate of taxation.

      Net Income. Income before taxes for 1998 increased 40.8% from 1997. Net income for 1998 decreased to $2,881,000 or $.74 and $.73 per basic and diluted share, respectively from $5,346,000 or $1.41 and $1.38 per basic and diluted share, respectively in 1997. The decrease is primarily due to the accrual for income taxes in 1998 compared to the tax benefit recorded in 1997.

Fiscal 1997 compared to Fiscal 1996

      Sales. The Company's sales increased 9.9% from $38.4 million in fiscal 1996 to $42.2 million in fiscal 1997. OEM Division sales increased 9.1% to $26.0 million in 1997 while Distribution Division sales increased 11.1% to $16.2 million. This was primarily due to an increase in the number of units sold, and to a lesser degree to price increases. Sales of the OEM Division and the Distribution Division represented 62% and 38% of total sales in fiscal 1997, respectively, the same as fiscal 1996. The increase in sales between the two periods reflected a significant recovery in truck trailer production which resulted in an increase of truck trailer bearing sales of approximately $2.5 million. Other areas of significant increases in sales included journal box bearings and related parts for the locomotive industry, $900,000; spherical roller bearings for various heavy industrial applications, $700,000; and tapered roller bearings for the truck and trailer aftermarket, $400,000. These increases in sales were partially offset by a decrease in sales of tapered journal bearings of $2.6 million.

      Gross Profit. The Company's GP% increased from 27.2% in fiscal 1996 to 31.0% in fiscal 1997. OEM Division GP% increased from 21.6% in 1996 to 22.8% in 1997 while Distribution Division GP% increased from 36.4% to 44.1%. The increase in the Distribution Division reflects a 5% price increase. On an overall basis, the increase was partially the result of a program to increase efficiency in plant operations. This program entailed the consolidation of operations between the Company's Union, New Jersey and West Nyack, New York facilities, (completed December 1997), which simplified tooling, personnel and quality control functions while reducing fixed costs. The increased gross profit as a percentage of sales also reflects the Company's strategy to de-emphasize sales of low margin commodity bearings. The Company operates on the principle that a flexible method of combining product and component purchasing with its own manufacturing and assembly capabilities can provide high-quality products and cost advantages. The Company has increased its sourcing from joint venture partners and believes that improvements in cost of sales and gross margins reflect, in part, cost savings associated with such sourcing. In 1997, the Company concluded its withdrawal from two unprofitable product lines. In conjunction with the sale or disposition of these product lines, inventory reserves were reduced by $554,000.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses increased from $7.6 million in fiscal 1996 to $8.6 million in fiscal 1997, and as a percentage of sales, such expenses increased from 19.9% to 20.4%, respectively. Major areas, and their increases were: salaries and fringes ($533,000), professional fees ($154,000) and advertising ($99,000).

      Operating Income. Operating income increased to $4.1 million in fiscal 1997 from $3.2 million in fiscal 1996. The OEM Division decreased 25.8% from 1996 to $1.4 million. The increased sales and GP% were offset by higher S,G&A, plant closing costs of $403,000 and the inclusion of a customer damage recovery of $401,000 recorded in 1996. For fiscal 1996, the Company had recovery of $621,000 relating to a recall. The Distribution Division increased 96.3% over 1996 to $2.7 million primarily as a result of the increased sales and GP% discussed above.

      Other Income (Expense). Other expenses decreased by 32.9% from approximately $1.2 million in fiscal 1996 to $807,000 in fiscal 1997 almost entirely due to a reduction of interest costs related to reduced borrowing requirements.

      Income Tax (Benefit). For fiscal 1997, the Company recorded an additional $2.1 million benefit as compared to the benefit recorded in fiscal 1996, of $200,000, relating to the anticipated use of net operating loss carry-forwards.

      Net Income (Loss). As a result of the factors discussed above, net income increased to $5.3 million, or $1.41 and $1.38 per share basic and diluted, respectively in fiscal 1997, from net income of $2.2 million, or $.73 per share basic and diluted, in fiscal 1996.

Financial Condition, Liquidity and Capital Resources

      During the three years ended January 2, 1999, the Company's primary sources of capital have been net cash provided by operating activities, a term loan, sale of common stock and financing from affiliates. Working capital requirements also have been financed by a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. At December 27, 1997, and January 2, 1999, the Company had working capital of $8.9 million and $13.1 million respectively.

      On February 7, 1997, the Company successfully sold 900,000 shares of common stock to the public at $7 per share. The Company recognized net proceeds of approximately $4.9 million after expenses from the offering. The Company used these proceeds as working capital and to pay down debts.

      Historically, the Company has used cash provided by operations to fund a portion of its operating requirements and capital expenditures. In 1998, cash used in operating activities was $128,000. Cash provided from net income and deferred income taxes was offset by increased inventory. The primary reasons for the inventory increase are to support current and future demand for automotive ball bearings and truck size tapered roller bearings.

      The Company also has relied on borrowings under its $15.0 million Revolving Credit Facility with Bank of New York Commercial Corporation ("BNYCC") to fund operations which sums are secured by the Company's accounts receivable, inventory and various other assets. The Revolving Credit Facility allows for borrowings, from time to time, not to exceed the lesser of $15.0 million or an amount equal to the sum of (i) 85% of eligible receivables, as defined, (ii) 55% of eligible inventory, as defined, consisting of raw materials, (iii) 55% of eligible inventory, as defined, consisting of finished goods, and (iv) 55% of eligible inventory, as defined, in transit under letters of credit less, (v) the sum of the aggregate amount of outstanding letters of credit and, (vi) such reserves as the lender may reasonably deem proper and necessary from time to time. In 1997 the Company requested and obtained more favorable terms, including interest rate reductions and lower fees, on the Revolving Credit Facility. During April, 1998, the Company requested and obtained an extension of both the amortization of the Term Loan and the termination of the Revolving Credit Facility to April 7, 2000.

      At January 2, 1999, the Company had outstanding debt of $8,126,000 under its Revolving Credit Facility and had further availability of approximately $3.6 million. The Revolving Credit Facility contains covenants that, among other things, limit the Company's ability to incur additional indebtedness and requires the Company to maintain certain levels of working capital and to satisfy other financial tests. In 1998 the bank waived restrictions relating to $1.25 million of loan repayments to World via cash payments of $400,000 and an offset against accounts receivable from World of $850,000. At January 2, 1999, the Company was in compliance with all loan convenants.

      Investment in Affiliates increased by $1,000,000 due to the Company's one third ownership of a new joint venture, "Ningbo General Bearing Co. Ltd."
(NGBC). The Company anticipates that NGBC will supply competitively priced, high quality bearings to the Company for resale. Investment in Affiliates also increased by $150,000 for the Company's equity in Shanghai Pudong General Bearing Co. Ltd. The Company's Investment in Shanghai General Bearing Co. Ltd. was decreased $214,000 due to an equity distribution received during 1998.

      Cash used in investing activities also includes $906,000 for capital expenditures. This was offset by receipt of $694,000 for equipment sold to an affiliate. The Company financed an additional $504,000 of its fixed asset purchases via capital lease. The Company anticipates that capital expenditures for the 1999 fiscal year and the foreseeable future will be approximately $500,000 to $750,000 per year. However, the Company, from time to time, may consider the implementation of programs to expand its operations, which could increase capital expenditures above this level.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowings under the existing and any future revolving credit facilities will be sufficient to finance the Company's anticipated working capital and capital expenditure requirements for at least the next 24 months.

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

A. The Company's Readiness:

      1. (i) Information Technology (IT) systems: The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the Year 2000 issue. The Company believes that with minor modifications (conversion and testing in progress) to the operating system and existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified. (ii) Non IT systems:
Non IT systems are those which typically include "embedded" technology such as micro controllers and chips. The Company currently is in the process of evaluating the effect of the Year 2000 problem on non IT systems and estimates completion by June 30, 1999.

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

C. Risks: The Company believes that the greatest risk presented by the year 2000 problem is from third parties, such as suppliers, financial institutions, utility providers, etc. who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely affect the Company. The Company is not presently able to quantify this risk but believes that it is minimal based upon the surveys it has received.

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

Forward Looking Statements

      Except for historical information contained herein, statements contained in this Form 10-K constitute forward-looking statements made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve material risks and uncertainties, including, without limitation, statements as to management's beliefs, strategies, plans, projections, expectations or opinions related to the Company's future performance which are based on a number of assumptions that may ultimately prove to be inaccurate.

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

INTEREST RATE RISK

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt (see Notes 6 and 8). The Company does not use derivative financial instruments.

      The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

FOREIGN CURRENCY RISK

      The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements with international customers are denominated in U.S. dollars. Only a small fraction of the Company's purchases are denominated in foreign currency. Due to this limited activity, the Company does not expect any material loss with respect to foreign currency risk.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                       FOR THE YEAR ENDED JANUARY 2, 1999

Item 8. Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements
                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants ................... F-20

Consolidated Balance Sheets, December 27, 1997 and January 2, 1999 ... F-21

Consolidated Statements of Operations for the Years Ended
December 28, 1996, December 27, 1997 and January 2, 1999 ............. F-22

Consolidated Statements of Stockholders' Equity for the Years Ended
December 28, 1996, December 27, 1997 and January 2, 1999 ............. F-23

Consolidated Statements of Cash Flows for the Years Ended
December 28, 1996, December 27, 1997 and January 2, 1999 ............. F-24

Summary of Significant Accounting Policies ........................... F-25 - 27

Notes to Consolidated Financial Statements ........................... F-28 - 42

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



General Bearing Corporation
West Nyack, New York


We have audited the accompanying consolidated balance sheets of General Bearing Corporation and subsidiaries as of December 27, 1997 and January 2, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 2, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Bearing Corporation and subsidiaries as of December 27, 1997 and January 2, 1999, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles.



BDO Seidman, LLP


New York, New York
February 12, 1999

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands Except for Shares and Per Share Data)

                                                                           December 27,       January 2,
                                                                              1997               1999
                                                                            --------           --------
                     ASSETS
Current:
    Cash                                                                    $    118           $     29
    Accounts receivable - trade, less allowance for doubtful
       accounts of $235,000 and $200,000                                       5,473              5,772
    Inventories                                                               11,747             16,423
    Prepaid expenses and other current assets                                    879                358
    Advances to affiliates                                                     2,178                940
    Deferred tax asset                                                            --                437
                                                                            --------           --------

          Total current assets                                                20,395             23,959

Fixed assets, net                                                              2,387              3,277

Investment in affiliates                                                         713              1,695

Advances to affiliate                                                            398                423

Deferred tax asset                                                             2,880                956

Other assets                                                                      29                 28
                                                                            --------           --------

Total Assets                                                                $ 26,802           $ 30,338
                                                                            ========           ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Note payable - bank                                                     $  5,440           $  8,126
    Accounts payable:
       Trade                                                                   1,314              1,271
       Affiliates                                                                263                  3
       Parent                                                                    252                 94
    Accrued expenses and other current liabilities                             1,938              1,128
    Current maturities of long-term debt                                       2,253                286
                                                                            --------           --------

          Total current liabilities                                           11,460             10,908
                                                                            --------           --------

Long-term debt, less current maturities:
    Bank                                                                          --                557
    Other                                                                         --                440
    Affiliate                                                                    910                954
                                                                            --------           --------

          Total long-term liabilities                                            910              1,951
                                                                            --------           --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000 none issued and outstanding                           --                 --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, issued and outstanding 3,900,000 and
        3,918,950 shares                                                          39                 39
    Additional paid-in capital                                                28,592             28,758
    Deficit                                                                  (14,199)           (11,318)
                                                                            --------           --------

          Total stockholders' equity                                          14,432             17,479
                                                                            --------           --------

Total liabilities and stockholders' equity                                  $ 26,802           $ 30,338
                                                                            ========           ========

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands Except for Shares and Per Share Data)

                                                                                      Years Ended
                                                                 -------------------------------------------------------
                                                                 December 28,          December 27,           January 2,
                                                                     1996                  1997                  1999
                                                                 -----------           -----------           -----------
Sales                                                            $    38,362           $    42,153           $    45,461
Cost of sales                                                         27,926                29,090                31,465
                                                                 -----------           -----------           -----------

     Gross profit                                                     10,436                13,063                13,996

Selling, general and administrative expenses                           7,636                 8,607                 9,076
Recovery - customer damage claims                                       (401)                   --                    --
Plant closing costs, net                                                  --                   403                    --
                                                                 -----------           -----------           -----------

     Operating income                                                  3,201                 4,053                 4,920
                                                                 -----------           -----------           -----------

Other (income) expense
     Interest, net, including $54, $21, ($13) to parent                1,223                   851                   747
     Equity in income of affiliate                                        --                   (25)                  (46)
     Other                                                               (20)                  (19)                 (350)
                                                                 -----------           -----------           -----------

Total Other (income) expense                                           1,203                   807                   351
                                                                 -----------           -----------           -----------

     Income before income taxes                                        1,998                 3,246                 4,569

Income tax (benefit)                                                    (200)               (2,100)                1,688
                                                                 -----------           -----------           -----------

     Net Income                                                  $     2,198           $     5,346           $     2,881
                                                                 ===========           ===========           ===========

Income per common share:
     Basic                                                       $       .73           $      1.41           $       .74
                                                                 -----------           -----------           -----------

     Diluted                                                     $       .73           $      1.38           $       .73
                                                                 -----------           -----------           -----------

Weighted average number of common shares

     Basic                                                         3,000,000             3,798,904             3,914,809
                                                                 -----------           -----------           -----------

     Diluted                                                       3,000,000             3,868,610             3,972,397
                                                                 -----------           -----------           -----------

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                        (In Thousands Except for Shares)

                                                  Preferred Stock                 Common Stock           Additional
                                             -------------------------     -------------------------      paid-in
                                               Shares         Amount         Shares          Amount        capital         Deficit
                                             ----------     ----------     ----------     ----------      ----------     ----------
Balance, December 30, 1995                                                  3,000,000     $       30      $   23,655     $  (21,743)

Net income                                           --             --             --             --              --          2,198
                                             ----------     ----------     ----------     ----------      ----------     ----------

Balance, December 28, 1996                           --             --      3,000,000             30          23,655        (19,545)

Sale of 900,000 Common Shares                        --             --        900,000              9           4,937             --

Net income                                           --             --             --             --              --          5,346
                                             ----------     ----------     ----------     ----------      ----------     ----------

Balance, December 27, 1997                           --             --      3,900,000             39          28,592        (14,199)

Sale of 18,950 Common Shares-
     Stock Options Exercised                         --             --         18,950              0             132             --

Tax benefit- Stock Options
         Exercised                                   --             --             --             --              34             --

Net Income                                           --             --             --             --              --          2,881
                                             ----------     ----------     ----------     ----------      ----------     ----------

Balance, January 2, 1999                             --             --      3,918,950     $       39      $   28,758     $  (11,318)
                                             ==========     ==========     ==========     ==========      ==========     ==========

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                                        Year ended
                                                                                                        ----------
                                                                                      December 28,      December 27,      January 2,
                                                                                         1996              1997              1999
                                                                                        -------           -------           -------
Cash flows from operating activities:
    Net income                                                                          $ 2,198           $ 5,346           $ 2,881
Add (deduct) noncash items charged(credited) to income:
    Deferred income taxes                                                                  (200)           (2,180)            1,521
    Depreciation and amortization                                                           557               511               490
    Equity in income of affiliate                                                            --               (25)              (46)
    Gain on disposal of fixed assets                                                        (18)              (36)             (316)

Add (deduct) changes in operating assets and liabilities:
    Accounts receivable                                                                   1,468              (898)             (299)
    Inventories                                                                           2,728             2,152            (4,676)
    Prepaid expenses and other assets                                                      (730)               42               521
    Due to (from) affiliates                                                                498            (3,661)              300
    Accounts payable and accrued expenses                                                (2,035)             (991)             (504)
    Accrued customer damage claims                                                       (1,565)               --                --
                                                                                        -------           -------           -------
        Net cash provided by (used in)
            operating activities                                                          2,901               260              (128)
                                                                                        -------           -------           -------
Cash flows from investing activities:
    Investment in affiliates, net                                                            --                --              (936)
    Fixed asset purchases                                                                  (681)             (605)             (906)
    Proceeds from sale of fixed assets                                                       21               351               694
                                                                                        -------           -------           -------

        Net cash used in investing activities                                              (660)             (254)           (1,148)
                                                                                        -------           -------           -------
Cash flows from financing activities:
    Proceeds from sale of common shares, net                                                 --             4,947               132
    Repayment of long-term debt - bank                                                     (223)             (223)             (223)
    Increase (decrease) in note payable - bank                                           (1,337)           (4,087)            2,686
    Repayment of long-term debt and other balances - parent                                (719)             (538)           (1,408)
                                                                                        -------           -------           -------

        Net cash provided by (used in) financing activities                              (2,279)               99             1,187
                                                                                        -------           -------           -------

Net (decrease) increase in cash                                                             (38)              105               (89)

Cash, beginning of year                                                                      51                13               118
                                                                                        -------           -------           -------

Cash, end of year                                                                       $    13           $   118           $    29
                                                                                        =======           =======           =======

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


The Company              General Bearing Corporation ("General") and
                         subsidiaries (collectively, the "Company") manufactures, sources, assembles and distributes ball bearings, including standard radial, electric motor quality, tapered roller and traction motor ball bearings, used in a broad range of industrial applications. The Company supplies bearings to original equipment manufacturers and to manufacturing industries, railroad companies and the industrial aftermarket primarily in the United States. The Company also markets bearings for freight cars and locomotives worldwide. At January 2, 1999, 76.6% of the Company is owned by World Machinery Company ("World" or "Parent").

Principles of            The accompanying consolidated financial statements
Consolidation            include the accounts of General and two majority-owned
                         subsidiaries which are inactive at the end of fiscal
                         1998. Investments in 20%- to 50%-owned companies are accounted for on the equity method and accordingly, all dividends received are treated as a return of capital.

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

Fixed Assets             The cost of depreciable plant and equipment is
                         depreciated for financial reporting purposes over the estimated useful lives using the straight-line or declining balance methods. The estimated lives for each property classification are as follows:

                         -------------------------------------------------------
                         Machinery and equipment               3 to 10 years
                         Furniture and fixtures                     10 years
                         Transportation equipment               3 to 5 years
                         Leasehold improvements       Lesser of life of lease or
                                                                     useful life
                         =======================================================

                         Expenditures for maintenance, repairs and minor renewals or betterments are charged against income. Major renewals and replacements are capitalized.

Evaluating               The Company reviews the carrying values of its
Recoverability of        long-lived and identifiable intangible assets for
Long Lived Assets        possible impairment whenever events or changes in
                         circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition      The Company recognizes revenue when products are
                         shipped.

Reporting Period         The reporting period for the Company is a 52-53 week
                         period. There were 52 weeks in the periods ended
                         December 28, 1996 and December 27, 1997, and 53 weeks in the period ended January 2, 1999.

Income Taxes             The Company filed a consolidated Federal income tax
                         return with its Parent through the date of its initial public offering, completed in February, 1997;
                         thereafter, it files its own federal return. State and local tax returns are filed separately for the entire year. Federal income taxes are calculated as if the Company filed its tax return on a separate return basis for all periods presented.

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

Estimated Fair           Statement of Financial Accounting Standards ("SFAS")
Value of Financial       No. 107, "Disclosure About Fair Value of Financial
Instruments              Instruments", requires disclosures of fair value
                         information about financial instruments, for which it is practicable to estimate the value, whether or not recognized on the balance sheet.

                         The fair value of financial instruments, including cash, accounts receivable and accounts payable, approximate their carrying value because of the current nature of these instruments. The carrying amounts of the Company's note payable - bank and long-term debt - bank approximate fair value because the interest rates on these instruments are subject to changes with market interest rates. It is not practical to determine the fair value of receivables from, payables to and long-term debt payable to affiliates and other because of the nature of their terms. The repayment terms to affiliates are subject to managements' discretion.

Concentrations of        The Company extends credit based on an evaluation of
Risk                     the customer's financial condition, generally without
                         requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.
                         The Company obtains 72% of its bearing and component requirements from various Chinese joint ventures.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based              The Financial Accounting Standards Board Statement of
Compensation             Financial Accounting Standards No. 123, "Accounting for
                         Stock-Based Compensation" ("SFAS No. 123") requires entities which have arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock to either record the fair value of the arrangements or disclose the proforma effects of the fair value of the arrangements. The Company has adopted the disclosure method of SFAS No. 123.

Earnings Per             Earnings per common share are computed on the basis of
Common Share             the weighted average number of common shares
                         outstanding during the year. In 1997, the Financial
                         Accounting Standards Board issued Statement of
                         Financial Accounting Standards No. 128, Earnings per
                         Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Initial Public        In February, 1997, the Company completed an initial
   Offering              public offering ("IPO") in which 900,000 shares of
                         common stock were sold for $ 7 per share for a total consideration of $ 6.3 million. Net proceeds received by the Company amounted to approximately $ 4.9 million.
                         The Company has used a portion of these proceeds as working capital and to pay down debt.

2. Inventories           Inventories consist of the following: (In Thousands)

                                                                              December 27,   January 2,
                                                                                  1997          1999
                         ------------------------------------------------------------------------------
                         Finished goods                                           $7,529       $7,140

                         Raw materials, purchased parts and work-in-process        4,218        9,283
                         ------------------------------------------------------------------------------
                                                                                 $11,747      $16,423
                         ==============================================================================

3. Fixed Assets          Fixed assets consist of the following: (In Thousands)

                                                             December 27,   January 2,
                                                                 1997          1999
                         -------------------------------------------------------------
                         Machinery and equipment                $3,888        $4,960

                         Furniture and fixtures                    370           380

                         Leasehold improvements                    589           674

                         Transportation equipment                   40           152
                         -------------------------------------------------------------
                                                                 4,887         6,166
                         Less:  Accumulated depreciation
                                  and amortization               2,500         2,889
                         -------------------------------------------------------------
                                                                $2,387        $3,277
                         =============================================================

                         Included in machinery and equipment is construction in process of $225,000 and an asset held for resale of $600,000. The Company estimates that it will cost $225,000 to complete construction in process.

                         Depreciation and amortization expense was $554,000, $508,000, and $490,000 for the years 1996, 1997 and
                         1998, respectively.

                         The Company purchased, through affiliates, $145,000 and $114,000 of machinery and equipment in 1997 and 1998, respectively

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Investment
   In Affiliates         Investment in affiliates consists of the following: (In
                         Thousands)


                                                             December 27,   January 2,
                                                                 1997          1999
                         -------------------------------------------------------------
                         Less than 50% - owned - at equity:

                         Shanghai General Bearing Co., Ltd.
                         (25% - owned) (a)                       $  713        $  566

                         Ningbo General Bearing Co., Ltd.
                         (33.3% - owned) (a)                         --           977

                         Shanghai Pudong General Bearing
                         Co., Ltd. (25% - owned) (a)                 --           152
                         -------------------------------------------------------------
                                                                 $  713        $1,695
                         =============================================================

                        (a) At January 2, 1999, the Company's investment in Shanghai General Bearing Company Ltd., ("SGBC") was $566,000. SGBC was formed in June 1987 for an initial term of ten years. During 1996, the Company extended the term to June 2008 and can further extend the term for an additional ten year interval upon six months notice and unanimous consent of SGBC's board of directors. The Company is not required to contribute additional capital. Upon receipt of $1,375,000 in dividends, the Company will cease to receive any further dividends. Furthermore, after termination of the joint venture, all equipment and machinery contributed by the Company will be turned over to the joint venture partner without compensation to the Company. The advances primarily relate to inventory purchases.

                               At January 2, 1999, the Company's investment in Ningbo General Bearing Company Ltd., ("NGBC") was $977,000. NGBC was formed in March 1998 for a term of sixteen years. Upon expiration or early termination of the business term, assets will be distributed in the same proportion as their respective paid investments to the registered capital.

                               At January 2, 1999, the Company's investment in Shanghai Pudong General Bearing Company Ltd., ("SPGBC") was $152,000. In 1998, the Company recorded $150,000 of the dividends received from SGBC as its investment in SPGBC. The advances primarily relate to inventory that was returned to SPGBC.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Advances to           Advances to affiliates consists of the following: (In
   Affiliates            Thousands)

                         Current:
                         Rockland Manufacturing Company (a)                             917             580

                         Shanghai General Bearing Co., Ltd. (see note 4)                391             254

                         Shanghai Pudong General Bearing Co., Ltd.
                           (see note 4)                                                  --              16

                         Wafangdian General Bearing Co., Ltd. (a)                       870              --

                         WMW Machinery Co., Inc. (b)                                     --              90
                         ----------------------------------------------------------------------------------
                                                                                     $2,178          $  940
                         ==================================================================================
                         Long-term:
                         General IKL Corp. (see Note 13(e))                          $  398          $  423
                         ==================================================================================

                         (a) The companies are joint ventures of the Parent and the advances are used primarily for inventory purchases and administrative expenses. World has granted to the Company two options, exercisable prior to December 31, 1999, to purchase from World its interest in their two joint ventures, Rockland Manufacturing Company and Wafangdian General Bearing Co., Ltd. ("WGBC"), for $400,000 and $846,000 (subject to adjustment based on change in accounts payable by WGBC to World), respectively, representing the estimated capital contributions, advances for administrative expenses and other costs paid by World with respect to such ventures; provided, however, that if any such option is exercised after January 2, 1999, the applicable purchase price shall be adjusted, to include any additional capital contributions made and administrative expenses incurred on behalf of the joint venture by World after such date.

                         (b) WMW Machinery Company is a wholly owned subsidiary of the Parent and the advances relate primarily to administrative expenses.

6. Note Payable -        The Company is obligated to a bank under a revolving
   Bank                  line of credit which expires on April 7, 2000 and a
                         term loan (see Note 8). The loan and security agreement provides the Company with a secured line of credit of up to $15 million for working capital, acceptances and letters of credit.

                         Borrowings under the credit line are based upon percentage formulas relating to accounts receivable and inventories. The maximum amount available is reduced by the term loan balance outstanding. Interest on the outstanding obligation is payable at either the bank's prime rate plus a percentage, ranging from .25% to 1.75%, or LIBOR plus a percentage ranging from 1.75% to 2.75%. These percentages are determined annually based upon the financial performance of the Company. The average monthly rate in effect at January 2, 1999 was LIBOR plus 2.25%, or 8.3%. The loan is secured by all of the Company's inventories, accounts receivable, general intangibles, and certain machinery and equipment. The loan and security agreement also contains certain restrictive covenants which include, among others, the maintenance of financial ratios relating to working capital and net worth, limitations on capital expenditures and payment of dividends, and prepayment penalties. In 1998, the Bank waived the restrictions relating to $1.25 million of loan repayments to World Machinery (Note 8). At January 2, 1999, the Company was in compliance with all loan convenants.

                         As of January 2, 1999, borrowing under the credit line amounted to $8,126,000.

                         Commitments under letters of credit amounted to $1,309,000 at January 2, 1999.

7. Taxes on              The federal, state and local income taxes (benefits)
   Income                consist of the following:

                         (In Thousands)                          Years Ended
                                                 -------------------------------------------
                                                 December 28,     December 27,    January 2,
                                                     1996            1997           1999
                         -------------------------------------------------------------------
                         Deferred:

                            Federal                $  (189)        $(2,092)        $ 1,436

                            State and local            (11)            (88)             85
                         -------------------------------------------------------------------
                                                   $  (200)        $(2,180)        $ 1,521

                         Current:

                            Federal                     --              80              80

                            State and local             --              --              87
                         -------------------------------------------------------------------
                                                   $  (200)        $(2,100)        $ 1,688
                         ===================================================================

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         The major elements contributing to the difference between Federal statutory rate and the Company's effective tax rate are as follows:

                                                                                       Year ended
                                                                         ---------------------------------------
                                                                         December 28,   December 27,  January 2,
                                                                             1996          1997          1999
                         ---------------------------------------------------------------------------------------
                         Statutory rate                                      34.0%         34.0%         34.0%

                         Increase (decrease) in valuation allowance
                           (due primarily to non-utilization
                           of net operating loss)                           (42.1)        (90.6)          --

                         Permanent and other differences                     (1.9)         (1.4)          2.9
                         ---------------------------------------------------------------------------------------
                         Effective rate                                     (10.0%)       (58.0%)        36.9%
                         =======================================================================================

                         Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                         (In Thousands)

                                                                             December 27,   January 2,
                                                                                 1997          1999
                         -----------------------------------------------------------------------------
                         Gross deferred tax assets:

                            Accounts receivable and inventory                   $   88        $  425

                            Net operating loss carry forwards                    2,954         1,065

                            Tax Credits                                             --            80

                            Other                                                   53             9
                         -----------------------------------------------------------------------------
                                                                                 3,095         1,579
                         Gross deferred tax liabilities:

                            Plant and equipment depreciation differences           215           186
                         -----------------------------------------------------------------------------
                         Net deferred tax asset                                 $2,880        $1,393
                         =============================================================================

                         Management believes the deferred tax asset will be fully realized in 1999 based on the Company's historical earnings and future expectations of adjusted taxable income.

                         As of January 2, 1999, the Company has Federal tax loss carryovers of approximately $3.1 million expiring at various dates through the year 2010.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Long-term             (In Thousands)
   Debt

                                                                                                          December 27,    January 2,
                                                                                                              1997           1999
                         -----------------------------------------------------------------------------------------------------------
                         Bank:
                            $1,560,000 three year loan from the same bank referred to
                               in Note 6. Interest is calculated at the bank's prime rate plus 2%; 9.75% at January 2, 1999; principal of $18,570
                               plus interest is payable monthly, through April 1,2000
                               with final payment of  $501,510 due April 7, 2000                              $1,003       $  780

                            Less: Current maturities                                                           1,003          223
                         -----------------------------------------------------------------------------------------------------------
                                                                                                              $   --       $  557
                         ===========================================================================================================
                         Parent:
                            6% subordinated promissory notes due December 1998. Interest is accruable but is to be paid annually only out of net income in excess of $400,000. The notes are subordinated to the bank referred to in Note 6. In 1997, General agreed to offset $1,500,000 of accounts receivable from World against this loan. In 1998 General agreed to offset $850,000 of accounts receivable
                               from World against this loan, and paid the remaining $150,000                  $1,000       $   --

                            Noninterest-bearing promissory note, payable in annual installments of
                               $125,000 commencing December 1993. The 1993 and 1994 installments were deferred until, and paid in, 1995. Repayment is subject to management discretion and was waived for 1997. The 1997 and 1998
                               installments were paid in 1998                                                    250           --
                         -----------------------------------------------------------------------------------------------------------
                                                                                                              $1,250       $   --

                            Less: Current Maturities                                                           1,250           --
                         -----------------------------------------------------------------------------------------------------------

                                                                                                              $   --       $   --
                         ===========================================================================================================
                         Affiliates:

                            General-IKL Corp. (see Note 13(e))                                                $  910       $  954
                         -----------------------------------------------------------------------------------------------------------
                                                                                                              $  910       $  954
                         ===========================================================================================================

                         The $440,000 in other long term debt is attributable to the Company financing $504,000 of its fixed asset purchase via capital lease (see note 14).

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Discretionary         The Company and certain of its affiliates maintain
   Profit Sharing        profit sharing plans covering eligible salaried and
   Plan                  nonunion employees. Contributions are made to the plans
                         at the discretion of the management of the Company. The
                         Company recorded contributions of $120,000 in 1996, $180,000 in 1997 and $120,000 in 1998.

10. Provision for        In 1995, the Company was notified that certain wheel
    Customer             bearings supplied to the railroad industry did not meet
    Damage               specifications. As a result, substantially all these
    Claims               bearings previously sold, were recalled to be reworked.
                         In connection with this recall, the Company made a special provision against earnings of $2,152,000, in the year ended December 30, 1995, representing the estimated liability for rework costs and customer damage claims.

                         During the later part of 1996, the Company received notice from various vendors that it will be reimbursed for approximately $921,000 of costs relating to the recall. The Company has included $220,000 in cost of sales, $401,000 in operating income and reduced interest expense by $81,000.

11. Plant Closing        In connection with the closing of its New Jersey
    Costs, Net           facility in October 1997, the Company recorded scrap
                         sales of $150,000, a gain on sale of equipment of $50,000, and plant closing costs of $603,000.

12. Operating
    Items                Other (income) expense consists of: (In Thousands)

                                                       December 28,   December 27,  January 2,
                                                           1996          1997          1999
                         ---------------------------------------------------------------------
                         Gain on sale of equipment        $  --         $  --         $(350)

                         Other                              (20)          (19)           --
                         ---------------------------------------------------------------------
                                                          $ (20)        $ (19)        $(350)
                         =====================================================================

                         The Company incurred interest expense of $1,399,000, $1,002,000 and $853,000 in 1996, 1997 and 1998
                         respectively.

                         In 1997 the Company liquidated two product lines which in the prior year were partially reserved. Related to these product lines, inventory reserves were reduced by $554,000.

13. Transactions         (a)   The Company made purchases of approximately $6.6
    with Affiliates            million, $10.0 million and $20.5 million from
                               affiliates in 1996, 1997 and 1998, respectively.
                               Accounts payable - affiliates relate primarily to these purchases.

                         (b) General shares office facilities and provides services for an affiliate. General charged this affiliate $120,000 per year in each of the 3 years ended January 2, 1999

                         (c) General leases its corporate headquarters from Gussack Realty Company ("Realty"), which is owned by shareholders of World. Rent and real estate taxes paid to the affiliate were approximately $939,000, $1,144,000 and $1,144,000 in 1996, 1997
                               and 1998, respectively (see Note 14).

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (d) The Company made payments for and advances to certain affiliates for payroll, benefits, and other expenses. Such payments aggregated $1,691,000, $1,102,000 and $1,227,000 for the fiscal years ended 1996, 1997 and 1998,
                               respectively.

                         (e) The amounts receivable from and payable to General-IKL Corp., a corporate joint venture with a manufacturer located in the former Republic of Yugoslavia, are restricted due to the suspension of economic activity with that country. The Company accrues interest on the balances due to and from this affiliate.

                         (f) Gain on sale of equipment of $350,000 resulted from equipment sold to Wafangdian General Bearing Co., Ltd.

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

                               Rent expense consists of the following: (In
                               Thousands)

                                                                           Year ended
                                                              ---------------------------------------
                                                              December 28,  December 27,   January 2,
                                                                  1996          1997          1999
                         ----------------------------------------------------------------------------
                         Gross rent paid (excluding taxes)        $771          $913          $925

                         Less: Reimbursed from affiliates           55           185           197
                         ----------------------------------------------------------------------------
                         Net rent expense                         $716          $728          $728
                         ============================================================================

                         Minimum annual rentals and rental income under these agreements are as follows: (In Thousands)

                                      Minimum
                                       Annual         Rental
                         Year         Rentals         Income           Net Rent
                         -------------------------------------------------------
                         1999         $   968        $  (215)          $   753

                         2000             977            (35)              942

                         2001           1,026            (37)              989

                         2002           1,036            (37)              999

                         2003             906            (33)              873
                         -------------------------------------------------------
                         Total        $ 4,913        $  (357)          $ 4,556
                         =======================================================

                         (b)   Capital Lease Obligations:

                               The Company leases certain equipment under capital leases. The assets acquired under capital leases have a cost of $504,000 and accumulated depreciation of $25,000 as of January 2, 1999.

                               The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at January 2, 1999.

                         Payments for the year ending: (In Thousands)
                         ------------------------------------------------------------------------------
                         1999                                                                     $  92

                         2000                                                                       122

                         2001                                                                       122

                         2002                                                                       122

                         2003                                                                       122

                         2004                                                                        32
                         ------------------------------------------------------------------------------
                         Total minimum lease payments                                              $612

                         Less: Amount representing interest                                         108
                         ------------------------------------------------------------------------------
                         Present value of net minimum lease payments                               $504

                         Less: Current portion                                                       64
                         ------------------------------------------------------------------------------
                         Long-term lease obligations                                               $440
                         ==============================================================================

                         The lease specifies that the Company pays interest only until April 1, 1999.

                         (c) The Company has a management consulting and noncompetition agreement with a former officer and stockholder. The agreement, which commenced as of July 1, 1980, provides for quarterly payments aggregating $35,000 per annum for twenty years. As of January 2, 1999, future payments required under the agreement total $61,000.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         (d) Additionally, US Customs has a claim against the Company, which the Company believes to be without merit. The Company intends to vigorously defend this claim and believes that the claim will not have a material impact on the financial condition of the Company.

                               World and Subsidiaries will undergo a 1996 tax audit by the Internal Revenue Service in 1999. The Company believes that the audit will not have a material impact on the financial condition of the Company.

                               In addition, the Company will undergo a 1995-1997 tax audit by the State of New York in 1999. The Company believes that the audit will not have a material impact on the financial condition of the Company.

                         (e) The Company is party to a trademark license agreement which provides for increasing annual fees of between $25,000 and $35,000 through 1999, and $35,000 per year plus an inflation factor thereafter until 2009. The agreement contains an acceleration clause which provides for immediate payment of all remaining fees in the event of breach of contract.

                         (f) The Company has guaranteed certain of Realty's outstanding obligations of $888,000 to a bank and other parties.

                         (g) In 1995 Realty and the Company filed an action against Xerox Corporation, for contamination caused by Xerox of property formerly leased by the Company and owned by Realty in Blauvelt, New York. Xerox has counterclaimed alleging that the Company contaminated the property and increased remedial costs to Xerox. In September, 1997, Realty and the Company filed motions for partial summary judgment on the complaint and seeking to dismiss the counterclaim on the ground that it is barred by the applicable statute of limitations. Xerox responded to the motions and filed its own motion for summary judgment. On February 3, 1999, the Court denied all the above motions. Trial is scheduled to commence on April 5, 1999. Management believes the counterclaim against the Company to be entirely without merit and anticipates that the claim will have no material impact on the financial condition of the Company.

15. Stockholders'        In connection with the IPO (Note 1) of its common
    Equity               stock, the Company, on October 10, 1996, filed an
                         amendment to its Certificate of Incorporation, increasing the authorized common shares from 10,600 to 19,000,000 and changing its $.10 par value per common share to $.01 par value, and effecting a 3,000-for-one stock split.

16. Stock Options        In September 1996, the Company adopted the 1996 Stock
                         Option and Performance Award Plan ("1996 Plan"), which authorizes the granting to directors, officers and key employees of the Company of incentive or non-qualified stock options, performance shares, restricted shares and performance units. The 1996 Plan covers up to 500,000 shares of common stocks.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         The exercise price of any incentive stock option granted to an eligible employee may not be less than 100% of the fair market value of the shares underlying such option on the date of grant, unless such employee owns more than 10% of the outstanding common stock or stock of any subsidiary or parent of the Company, in which case the exercise price of any incentive stock option may not be less than 110% of such fair market value. No option may be exercisable more than ten years after the date of grant and, in the case of an incentive stock option granted to an eligible employee owning more than 10% of the common stock or stock of any subsidiary or parent of the Company, no more than five years from its date of grant. Options are not transferable, except upon the death of the optionee. Upon death of the optionee, vested options are exercisable according to the original term of the option grant. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately expire, and any options that are exercisable expire three months following termination of employment, if such termination is not the result of death or retirement and one year following such termination if such termination was because of disability or retirement under the provisions of any retirement plan that may be established by the Company, or with the consent of the Company.

                         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997: no dividend yield, expected volatility of 35.0%, risk free interest rates of 6.0% to 6.5% and expected lives of 5 to 10 years. For 1998, the weighted average assumptions used for grants were: no dividend yield, expected volatility of 37.3%, risk free interest rates of 4.7% to 5.5% and expected lives of 5 to 10 years. If compensation cost for the Company's stock option plan had been determined in accordance with SFAS No. 123, net income would have been reduced by approximately $157,000 or $.04 per diluted share and $211,000 or $.05 per diluted share in 1997 and 1998, respectively.

                         The following table summarizes information about stock options outstanding at January 2, 1999.

                                                                  Options Outstanding
                                             -------------------------------------------------------------
                                                                     Weighted average
                                                                         remaining           Weighted
                                                    Number            contractual life    average exercise
                                                  Outstanding              (years)             price
                                             -------------------------------------------------------------
                         Exercise Prices

                           $7.00 to $7.70           189,550                  8.1               $ 7.18

                           $8.75 to $12.88           80,000                  9.3               $12.36

                         Transactions under the stock option plan are summarized as follows:

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                        December 27, 1997                     January 2, 1999
                                                          -----------------------------------------------------------------------
                                                                     Shares           Weighted            Shares         Weighted
                                                                                       average                            average
                                                                                      exercise                           exercise
                                                                                         price                              price
                                                          -----------------------------------------------------------------------
                         Outstanding at beginning
                         of year                                         --                 --           257,500            $7.19

                         Granted                                    257,500              $7.19            94,000            12.32

                         Exercised                                       --                 --           (18,950)            7.00

                         Canceled                                        --                 --           (63,000)            8.18
                         --------------------------------------------------------------------------------------------------------
                         Outstanding at end of year                 257,500              $7.19           269,550            $8.72
                         ========================================================================================================
                         Options exercisable at year
                         end                                             --                 --            32,800            $7.27
                         ========================================================================================================
                         Weighted average fair
                         value of options granted
                         during the year                                                 $3.31                              $6.92
                         ========================================================================================================

                         In connection with the Company's IPO, the Company issued 90,000 warrants with an exercise price of $9.80. These warrants expire in February 2002.


17. Earnings Per         Earnings per share was computed as follows: (In
    Share                Thousands Except Shares and Per Share Data)

                                                                                                   Year Ended
                                                                                 ---------------------------------------------------
                                                                                 December 28,       December 27,        January 2,
                                                                                    1996               1997                 1999
                                                                                 ---------------------------------------------------
                         Net income (loss) available to common
                         stockholders                                            $    2,198          $    5,346          $    2,881
                                                                                 ---------------------------------------------------
                         Basic earnings per share computation:

                             Weighted Average Common shares outstanding           3,000,000           3,798,904           3,914,809

                             Basic earnings per share                            $      .73          $     1.41          $      .74
                                                                                 ---------------------------------------------------
                         Diluted earnings per share computation

                             Weighted Average Common shares outstanding           3,000,000           3,798,904           3,914,809

                             Incremental shares from assumed exercise
                             of dilutive options                                         --              69,706              57,588
                                                                                 ---------------------------------------------------
                                                                                  3,000,000           3,868,610           3,972,397
                                                                                 ---------------------------------------------------
                             Diluted earnings per share                          $      .73          $     1.38          $      .73
                                                                                 ---------------------------------------------------

18. Supplemental         For the periods ended December 28, 1996, December 27,
    Cash Flow            1997 and January 2, 1999, the Company paid interest of
    Information          approximately $1,316,000, $940,000, and $864,000
                         respectively. During 1998, the Company entered into a capital lease obligation of $504,000 for new equipment.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         The Company paid income taxes of $ -0- in 1996 and $80,000 in 1997 and 1998, respectively.

19. Segment              During 1998, the Company adopted Statement of Financial
    Information          Accounting Standards No. 131 ("SFAS 131"), Disclosures
                         about Segments of an Enterprise and Related
                         Information. SFAS 131 supersedes SFAS 14, Financial
                         Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management " approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

                         The Company operates in two divisions: the OEM Division, which supplies Original Equipment Manufacturers (OEM's), and the Distribution Division, which serves distributors that supply the repair and maintenance aftermarket and small OEM's. The two divisions supply principally in the United States.

                         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

                         The table on the following page presents information about the Company's business segments.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Segment Information: (In Thousands)

------------------------------------------------------------------------------------------------------------------------------------
                                                                            1998
------------------------------------------------------------------------------------------------------------------------------------

                                                                  OEM         DISTRIBUTION          UNALLOCATED                TOTAL
Net Sales from External Customers                              31,148               14,313                   --               45,461
Operating Income                                                2,150                2,770                   --                4,920
Depreciation/Amortization                                         327                  163                   --                  490
Capital Expenditures                                            1,056                   35                  319                1,410
Total Assets                                                   17,203                7,408                5,727               30,338

------------------------------------------------------------------------------------------------------------------------------------
                                                                            1997
------------------------------------------------------------------------------------------------------------------------------------

                                                                  OEM         DISTRIBUTION          UNALLOCATED                TOTAL
Net Sales from External Customers                              25,978               16,175                   --               42,153
Operating Income                                                1,354                2,699                   --                4,053
Depreciation/Amortization                                         185                  323                   --                  508
Capital Expenditures                                              261                   62                  282                  605
Total Assets                                                   10,700                8,089                8,013               26,802

------------------------------------------------------------------------------------------------------------------------------------
                                                                            1996
------------------------------------------------------------------------------------------------------------------------------------

                                                                  OEM         DISTRIBUTION          UNALLOCATED                TOTAL
Net Sales from External Customers                              23,805               14,557                   --               38,362
Operating Income                                                1,826                1,375                   --                3,201
Depreciation/Amortization                                         280                  274                   --                  554
Capital Expenditures                                              208                   78                  395                  681
Total Assets                                                   11,612                8,770                4,017               24,399

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

In 1996 and 1997, the Company operated from two locations. One location housed the OEM Division manufacturing operations while the other location represented Distribution Division manufacturing and administrative functions. Depreciation expense on unallocated capital expenditures was charged based on the physical location of the assets. Following the consolidation of the Company's operations into a single location in West Nyack, NY, 1998 depreciation expense was allocated based on material, labor, and overhead.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20. Quarterly         (In Thousands, except per share data)
    Financial                     (unaudited)
    Data

-----------------------------------------------------------------------------------------------------------------------------------
1998                                    Net Sales              Gross Profit            Net Income                  Diluted Earnings
                                                                                                                          Per Share
-----------------------------------------------------------------------------------------------------------------------------------
First Quarter                             $10,337                    $3,030                  $627                              $.15

Second Quarter                             11,011                     3,828                   670                               .17

Third Quarter                              11,382                     3,564                   768                               .20

Fourth Quarter                             12,731                     3,574                   816                               .21
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------
1997                                    Net Sales              Gross Profit            Net Income                  Diluted Earnings
                                                                                                                          Per Share
-----------------------------------------------------------------------------------------------------------------------------------
First Quarter                              $9,593                    $2,858                  $867                              $.25

Second Quarter                             11,476                     3,633                 1,453                               .37

Third Quarter                              10,527                     3,364                 1,418                               .35

Fourth Quarter                             10,557                     3,208                 1,608                               .41
-----------------------------------------------------------------------------------------------------------------------------------

Fourth Quarter 1998:     The sales volume increase was primarily due to the
                         Company's achievement of full contract quarterly volumes with the Ford Motor Company on a two year $14 million contract to supply certain ball bearings.

Second Quarter 1997:     The sales volume increase was attributable to
                         significant sales increases in spherical roller bearings, traction motor bearings and railroad components.

Full Year 1997:          1997 net income and earnings per share was affected by
                         a $2.1 million tax benefit versus a normal tax charge incurred in 1998.

                          Supplementary Financial Data
                            Furnished Pursuant to the
                            Requirements of Form 10-K

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


General Bearing Corporation
West Nyack, New York


      The audits referred to in our report dated February 12, 1999 relating to the consolidated financial statements of General Bearing Corporation and subsidiaries, which is referred to in Item 8 of this Form 10- K, includes the audits of the accompanying financial statement schedule for each of the three years in the period ended January 2, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

      In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended January 2, 1999.




                                                       BDO Seidman, LLP



New York, New York
February 12, 1999

                           GENERAL BEARING CORPORATION

                                AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts (In Thousands)

               Column A                             Column B              Column C             Column D            Column E
               --------                             --------              --------             --------            --------

                                                                             Add
                                                                          ----------
                                                    Balance at            Charged to
                                                   Beginning of           Costs and                                Balance at
              Description                             Period               Expenses          Deductions (1)       End of Period
              -----------                          -------------          -----------        --------------       -------------
Year Ended December 28, 1996
   Allowance for Doubtful Accounts ...........          $ 255                $  56                $  76               $ 235
                                                        -----                -----                -----               -----
                                                        $ 255                $  56                $  76               $ 235
                                                        =====                =====                =====               =====

Year Ended December 27, 1997
   Allowance for Doubtful Accounts ...........          $ 235                   --                   --               $ 235
                                                        -----                -----                -----               -----
                                                        $ 235                   --                   --               $ 235
                                                        =====                =====                =====               =====

Year Ended January 2, 1999
   Allowance for Doubtful Accounts ...........          $ 235                ($ 31)               $   4               $ 200
                                                        -----                -----                -----               -----
                                                        $ 235                ($ 31)               $   4               $ 200
                                                        =====                =====                =====               =====

Note: (1) Uncollectible accounts written off net of recoveries.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosures

      Since the Company's inception, there has not been any Form 8-K filed under the Securities and Exchange Act of 1934 reporting a change in accountants in which there was a reported disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

Item 10. Directors and Executive Officers

      The directors and executive officers of the Company are as follows:

      NAME                           AGE    POSITION
      ----                           ---    --------
      Seymour I. Gussack ..........  75     Chairman of the Board of Directors
      David L. Gussack ............  41     President and Director
      Robert E. Baruc .............  47     Director
      Peter Barotz.................  71     Director
      Nina M. Gussack..............  43     Director
      Barbara M. Henagan...........  40     Director*
      William F. Kurtz ............  40     Vice President -- Director of Operations
      Joseph J. Hoo................  64     Vice President -- Advanced Technology and China Affairs
      Barry A. Morris..............  44     Chief Financial Officer
      John E. Stein, Esq...........  42     Secretary

      * Barbara M. Henagan was elected March 30, 1999.

      Jerome Johnson, who was a Director, resigned effective March 3, 1999.

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

      WILLIAM F. KURTZ has served as Vice President -- Director of Operations. He served as Vice President--Technical Services of the Company from 1993-1997. Mr. Kurtz was also a Chief Engineer of the Company from 1989 to 1993 and Senior Project Engineer of the Company from 1988-89. He is a graduate of Manhattan College (B.E. and M.E. in Mechanical Engineering) and a licensed professional engineer.

      JOSEPH J. HOO has served as Vice President -- Advanced Technology and China Affairs of the Company since August 1995. Mr. Hoo served as General Manager, Industrial Products Division, from 1991 to 1995 and as Chief Metallurgist from 1987 to 1991. Mr. Hoo is a graduate of the National University of Japan (B.S. in Engineering) and University of Michigan (M.S.E. in Metallurgy and Engineering).

      BARRY A. MORRIS was appointed Chief Financial Officer of the Company in July, 1998. Prior to joining the Company, Mr. Morris served as Director of Financial Services at the U.S. headquarters of BTR, plc, United Kingdom. He holds a Master of Business Administration from the University of Connecticut and a B.S. in Accounting from American International College.

      JOHN E. STEIN was elected secretary in July, 1998. From April, 1995 to January, 1997, Mr. Stein served as Staff Counsel to the Company. Since February, 1997, he has served as General Counsel. Mr. Stein is a graduate of the State University of New York, Purchase, (B.A. in Philosophy) and Brooklyn Law School (J.D.). He is a member of the bars of New York, New Jersey and District of Columbia.

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

      PETER BAROTZ has been a Director of the Company since December 30, 1997. For the past 25 years, Mr. Barotz has been the President of Panda Capital Corporation.

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

      BARBARA M. HENAGAN was elected a Director of the Company on March 30, 1999. Mrs. Henagan has been Senior Managing Director of Bradford Ventures Ltd. since 1992. Mrs. Henagan is Chairman of the Board of Travis International. She is also a Director of Central Sprinkler Corporation, Hampton Industries, Paramount Cards Inc., V-Span, Inc. and Batteries Batteries, Inc. Mrs. Henagan is a graduate of Princeton University and Columbia University's MBA program.

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

      The Audit Committee of the Board of Directors consists of three directors, David L. Gussack, Robert E. Baruc and Barbara M. Henagan. The Audit Committee's function is to review and report to the Board of Directors with respect to the selection and the terms of engagement of the Company's independent public accountants, and to maintain communications among the Board of Directors, such independent public accountants, and the Company's internal accounting staff with respect to accounting and audit procedures, the implementation of recommendations by such independent public accountants, the adequacy of the Company's internal controls and related matters. The Audit Committee also reviews certain related party transactions and any potential conflict of interest situations involving officers, directors or stockholders beneficially owning more than 10% of an equity security of the Company.

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

Item 11. Executive Compensation

      The following table sets forth the aggregate compensation paid for services rendered in all capacities to the Company's executive officer who received compensation of $100,000 or more during the fiscal year ended January 2, 1999:

                                 ANNUAL COMPENSATION(1)                             LONG-TERM COMPENSATION
                                 ----------------------                             ----------------------

                                                                                Restricted
                                      Fiscal                                      Stock         Stock         All Other
Name and Principal Position            Year           Salary         Bonus        Awards       Options#      Compensation
---------------------------           ------         -------         ------       ------       --------      ------------
David L. Gussack, President            1998          181,981         10,379         --          20,000           --

Option Grants in Last Fiscal Year
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Potential Realized Value
                                                                                                             at Assumed Annual
                                                                                                            Rates of Stock Price
                                                                                                          Appreciation for Option
                                              Individual Grants                                                      Term
------------------------------------------------------------------------------------------------------------------------------------
                              Number of           % of Total
                              Securities            Options
                              Underlying          Granted to
                               Options           Employees in       Exercise or        Expiration
     Name                      Granted            Fiscal Year       Base Price            Date              5%              10%
------------------------------------------------------------------------------------------------------------------------------------
David Gussack                   20,000                24.4            12.875            3/31/2008       $161,900          $410,300

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
------------------------------------------------------------------------------------------------------------------------------------

                                                                                       Number of
                                                                                      Securities
                                                                                       Underlying                 Value of
                                                                                       Unexercised           Unexercised In-the-
                                                                                       Options at             Money Options at
                                                                                     January 2, 1999           January 2, 1999
                                                                                ----------------------------------------------------
                              Shares Acquired on
                                   Exercise               Value Realized              Exercisable/              Exercisable/
     Name                              #                         $                    Unexercisable             Unexercisable
------------------------------------------------------------------------------------------------------------------------------------
David Gussack                          0                         0                   11,250 / 53,750                 N/A

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

                                                             NUMBER OF
                                                             SHARES
NAME AND ADDRESS OF                                          BENEFICIALLY       PERCENTAGE OF SHARES
BENEFICIAL OWNER                                             OWNED (1)          BENEFICIALLY OWNED(1)
----------------                                             ---------          ---------------------
World Machinery Company...............................       3,000,000(2)             76.6%
 44 High Street, West Nyack, New York 10994

Seymour Gussack.......................................       3,016,200(3)(4)          77.0%

David Gussack.........................................       3,015,300(3)(4)          76.9%

Nina M. Gussack.......................................           6,000(4)               *

Robert E. Baruc.......................................             500                  *

William Kurtz.........................................             200                  *

Barry A. Morris.......................................           1,000                  *

All Directors and Executive
 Officers as a Group..................................      3,029,200

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

Item 13. Certain Relationships and Related Transactions

BANKRUPTCY AND RESULTING OBLIGATIONS TO WORLD

      In connection with the Plan of Reorganization, the Company issued to World, which prior to this Offering owned all of the Company's Common Stock, a Secured Note for $2.5 million, an Installment Note for $750,000, and 1,000 shares of Common Stock (3,000,000 shares after giving effect to the 3000-for-one stock split effective October 10, 1996) in exchange for the discharge of an obligation World acquired for approximately $2.0 million from Wells Fargo, which provided financing for the purchase by the Company in March 1987 of Hyatt and for working capital. Interest on the Secured Note accrues annually but is only payable with respect to any fiscal year to the extent the Company's net income exceeds $400,000. The Company made a payment of $1.5 million in 1997 against the $2.5 million Secured Note. The $1 million balance was settled in 1998 ($150,000 cash payment and $850,000 offset against accounts receivable from World). The balance of $250,000 on the $750,000 Installment Note was paid in 1998.

LEASES WITH REALTY

      The Company leases a facility located at West Nyack, New York comprising 189,833 square feet owned by Realty, whose partners include Seymour I. Gussack, David L. Gussack and Nina M. Gussack, each a member of the Board of Directors of the Company. The Company and Realty entered into the Lease effective as of November 1, 1996, which provides for an initial term expiring on October 31, 2003, renewable at the option of the Company for an additional six year term. The Company pays rent of $4.81 per square foot (or $913,000) annually, payable in monthly rent payments of $76,000. Although the Company has not obtained a formal appraisal, based upon an informal survey conducted by a real estate broker, the Company believes that the rent charged it by Realty approximates fair market rents in the area. The Lease provides for an increase every other year, commencing in 1998, to the greater of: (i) 106% of the next preceding year's rent; or (ii) the preceding year's rent multiplied by a fraction the numerator of which is the CPI for the area including Rockland County or if no such index is published, for Northern New Jersey in effect 90 days prior to November 1 of the new rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 increase amounted to 106% of the next preceding year, resulting in rent of $5.0986 per square foot (or $968,000) annually effective through October 31, 2000.

      The Company is the guarantor with respect to a mortgage loan currently in the principal amount of $513,000 from the Job Development Authority of Rockland County and a mortgage loan currently in the principal amount of $375,000 from the Industrial Development Authority of Rockland County on the property in Blauvelt, New York. These mortgage loans were created for the purpose of building a facility in 1983 which the Company subsequently occupied for 12 years until 1996.

SUBLEASES TO WMW MACHINERY CO. AND WORLD

      The Company currently subleases 30,949 square feet and 5,500 square feet at the West Nyack facility to WMW Machinery Co., a subsidiary of World, and World, respectively, pursuant to subleases in each case effective November 1, 1996. The subleases are coterminous with the Lease. The sublease with WMW Machinery Co. provides for rent of $5.50 square feet or $170,000 per year until November 1998, payable to the Company in equal monthly installments. The sublease with World provides for rent of $33,000 per year until November 1998, payable to the Company in equal monthly installments. Each sublease provides for an increase in rent every other year, commencing in 1998, to the greater of: (i) 106% of the next preceding year's rent; or (ii) the preceding year's rent multiplied by a fraction the numerator of which is the CPI in effect 90 days prior to November 1 of the next rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 rent increase amounted to 106% of the next preceding year rent, or $180,000 and $35,000 annually to WMW Machinery Co., Inc. and World, respectively through October 2000. The subleases with WMW Machinery Co., Inc and World expire on October 31, 2003; however, the Company anticipates WMW Machinery Co., Inc. vacating the 31,000 square feet by the end of 1999, as the Company requires the use of the space for its own needs.

OTHER TRANSACTIONS WITH WORLD AND WORLD AFFILIATES

      The Company made payments for and advances to World, World subsidiaries and joint ventures and certain affiliates for payroll, benefits and other expenses. Such payments aggregated approximately $1,227,000 for 1998. The advances bear interest at the rate of 8% per annum which is accrued monthly. In certain cases, the obligation to repay advances made by the Company were satisfied by offsetting the price of bearings or bearing products purchased from joint ventures obligated to the Company. The Company's purchases from World affiliates aggregated $5.2 million for 1998. The Company anticipates that it will continue to purchase bearings from joint ventures in which World has an interest and to make advances to or for the benefit of World and such joint ventures for the payment of their expenses related to the supply of products to the Company. These advances either have or will be repaid by World or the joint venture or will be offset against the price of bearings purchased by the Company.

      World has also granted to the Company options, exercisable prior to December 31, 1999, to purchase from World its interest in two joint ventures, Rockland and WGBC, for $400,000 and $846,000 (subject to adjustment based on change in accounts payable by WGBC to World), respectively, representing the estimated capital contributions, advances for administrative expenses and other costs paid by World with respect to such ventures prior to January 2, 1999; plus any additional capital contributions made and administrative expenses incurred on behalf of the joint venture by World after such date.

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

                                     PART IV

Item 14. Financial Statements, Financial Statement Schedules, Exhibits and Reports on Form 8-K

(a) 1. Financial Statements (included in Part II of this report):

            Report of Independent Certified Public Accountants dated February 12, 1999.

            Consolidated Balance Sheets for years ended December 27, 1997 and January 2, 1999.

            Consolidated Statements of Operations for years ended December 28, 1996, December 27, 1997 and January 2, 1999.

            Consolidated Statement of Changes in Stockholders' Equity at December 30, 1995, December 28, 1996, December 27, 1997 and January 2,1999.

            Consolidated Statement of Cash Flows for year ended December 28, 1996, December 27, 1997 and January 2, 1999.

            Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules (included pursuant to Item 14(d) at page 45 of this report):

            Schedule II - Valuation and Qualifying Accounts

(a) 3. Exhibits:

            Reference is made to the Exhibit Index commencing on page 56, filed pursuant to Item 14(c). The Exhibits include the following management contract or compensatory plan or arrangement required to be filed as an exhibit to this report: 1996 Stock Option and Performance Award Plan.

(b) Reports on Form 8-K:

            On October 24, 1997, the Company filed a Report on Form 8-K, dated October 21, 1997, reporting the dismissal of Ferro, Berdon & Company, LLP, and the reinstatement of BDO Seidman, LLP, as the Company's principal independent certified public accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1999.

                   GENERAL BEARING CORPORATION
                   By: /s/ David L. Gussack
                      ---------------------------
                   David L. Gussack, President
                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 30, 1999.

         Signatures               Title                          Date
         ----------               -----                          ----

   /s/ Seymour I. Gussack         Chairman of the Board of       March 30, 1999
-------------------------------   Directors                      --------------
       Seymour I. Gussack


  /s/ David L. Gussack            President and Director         March 30, 1999
-------------------------------   (Principal Executive Officer)  --------------
      David L. Gussack


  /s/ Barry A. Morris             Chief Financial Officer        March 30, 1999
-------------------------------                                  --------------
      Barry A. Morris


  /s/ Barbara M. Henagan          Director                       March 30, 1999
-------------------------------                                  --------------
      Barbara M. Henagan


  /s/ Nina Gussack                Director                       March 30, 1999
-------------------------------                                  --------------
      Nina Gussack


  /s/ Peter Barotz                Director                       March 30, 1999
-------------------------------                                  --------------
      Peter Barotz


 /s/ Robert E. Baruc              Director                       March 30, 1999
-------------------------------                                  --------------
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

      10.10          Form of Representative's Warrant

      10.11 Form of Registration Rights Agreement between the Company and World (previously filed exhibit as 4.2)

      10.12 Form of Tax Sharing and Indemnification Agreement between the Company and World Machinery Company

      10.13 Amendment Letter dated March 7, 1997 between the Company and Bank of New York Commercial Corporation

      10.14 Amendment No. 9 dated June, 1997 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.*

      10.15 Amendment No. 10 dated March 20, 1998 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.*

      10.16 Amendment Letter dated April 7, 1998 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.*

      10.17 Amendment No. 11 dated May, 1998 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.*

      10.18 Amendment No. 12 dated April 1, 1999 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.*

      21             List of Subsidiaries of the Company

      23             Consent of Independent Certified Public Accountants*

      27             Financial Data Schedule*