Form 10-Q
period 1999-04-03
GENERAL BEARING CORP
filed 1999-05-18
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended April 3, 1999

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

At May 17, 1999, the Registrant had issued and outstanding 3,921,950 shares of common stock, $.01 par value per share.

                CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING
         INFORMATION FOR THE PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words: "anticipates, "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Quarterly Report such statements may relate to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in orders from, a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 3, 1999

                                TABLE OF CONTENTS

PART I                                                                 Page No.
                                                                       --------

    Item 1. Financial Statements....................................     2 - 6

    Item 2. Management's Discussion and Analysis of Results of
            Operations and Financial Condition......................    7 - 10

PART II

    Item 1. Legal Proceedings.......................................      11

    Item 6. Exhibits and Reports on Form 8-K........................      11

Signature   ........................................................      12

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                        CONSOLIDATED BALANCE SHEETS
                 (In Thousands - Except for Shares and Per Share Data)

                                                               April 3,    January 2,
                                                                1999         1999
                                                             ----------    ----------
                     ASSETS                                  (Unaudited)
Current:
   Cash                                                        $     13    $     29
   Accounts receivable - trade, less allowance for doubtful
     accounts of $201K and $200K                                  6,785       5,772
   Inventories                                                   16,731      16,423
   Prepaid expenses and other current assets                        717         358
   Advances to affiliates                                           628         940
   Deferred tax asset                                               437         437
                                                               --------    --------
       Total current assets                                      25,311      23,959

Fixed assets, net                                                 3,250       3,277

Investments in affiliates                                         1,695       1,695

Advances to affiliate                                               426         423

Deferred tax asset, net                                             408         956

Other assets                                                         42          28
                                                               --------    --------
Total Assets                                                   $ 31,132    $ 30,338
                                                               ========    ========

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Note payable - bank                                         $  8,010    $  8,126
   Accounts payable:
     Trade                                                        1,305       1,271
     Affiliates                                                      --           3
     Parent                                                          66          94
   Accrued expenses and other current liabilities                 1,078       1,128
   Current maturities of long-term debt                             286         286
                                                               --------    --------
       Total current liabilities                                 10,745      10,908
                                                               --------    --------

Long-term debt, less current maturities:
   Bank                                                             502         557
   Other                                                            440         440
   Affiliate                                                        964         954
                                                               --------    --------
       Total long-term liabilities                                1,906       1,951
                                                               --------    --------

Commitments and contingencies

Stockholders' equity:
   Preferred stock par value $.01 per share - shares
     authorized 1,000,000 none issued and outstanding                --          --
   Common stock par value $.01 per share - shares
     authorized 19,000,000, issued and outstanding 3,918,950
     shares                                                          39          39
   Additional paid-in capital                                    28,758      28,758
   Deficit                                                      (10,316)    (11,318)
                                                               --------    --------
       Total stockholders' equity                                18,481      17,479
                                                               --------    --------
Total liabilities and stockholder's equity                     $ 31,132    $ 30,338
                                                               ========    ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
              (In Thousands - Except for Shares and Per Share Data)
                                   (UNAUDITED)

                                                          13 Weeks Ended
                                                     --------------------------
                                                        April 3,      March 28,
                                                         1999          1998
                                                     ------------   -----------

Sales                                                 $    13,722   $    10,337

Cost of sales                                               9,383         7,307
                                                      -----------   -----------

Gross profit                                                4,339         3,030

Selling, general and administrative expenses                2,531         2,157
                                                      -----------   -----------

Operating income                                            1,808           873

Interest, net, including ($7) and $1 to parent                204           157

Other Income                                                   --          (295)
                                                      -----------   -----------

Income before income tax                                    1,604         1,011

Income tax                                                    602           384
                                                      -----------   -----------

Net income                                            $     1,002   $       627
                                                      ===========   ===========

Net income per common share:

   Basic                                              $      0.26   $      0.16
                                                      -----------   -----------

   Diluted                                            $      0.26   $      0.15
                                                      -----------   -----------

Weighted average number of common shares:

   Basic                                                3,918,950     3,903,657
                                                      -----------   -----------

   Diluted                                              3,919,946     4,055,921
                                                      -----------   -----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                                 13 Weeks ended
                                                               -------------------
                                                               April 3,   March 28,
                                                                 1999       1998
                                                               -------    --------
Cash flows from operating activities:
   Net income                                                  $ 1,002    $   627
   Add (deduct) noncash items charged(credited) to income:
      Deferred income taxes                                        548        384
      Depreciation and amortization                                119        133
      (Gain) / Loss on disposal of fixed assets                      4       (295)
   Add (deduct) changes in operating assets and liabilities:
      Accounts receivable                                       (1,013)      (229)
      Inventories                                                 (308)        81
      Prepaid expenses and other assets                           (374)      (221)
      Due to (from) affiliates                                     316        630
      Accounts payable and accrued expenses                        (16)      (361)
                                                               -------    -------

         Net cash provided by (used in) operating activities       278        749
                                                               -------    -------

Cash flows from investing activities:

   Investments in Affiliates, net                                   --         --
   Fixed asset purchases                                           (94)      (442)
   Proceeds from sale of fixed assets                               --        604
                                                               -------    -------

         Net cash used in investing activities                     (94)       162

Cash flows from financing activities:

   Proceeds from sale of common shares                              --        119
   Repayment of long-term debt - bank                              (56)       (56)
   Increase (decrease) in note payable - bank                     (116)      (478)
   Repayment of long-term debt and other balances - parent         (28)      (501)
                                                               -------    -------

         Net cash provided by (used in) financing activities      (200)      (916)

Net (decrease) increase in cash                                    (16)        (5)

Cash, beginning of period                                           29        118
                                                               -------    -------

Cash, end of period                                            $    13    $   113
                                                               =======    =======

Cash paid during the 13 weeks for:

   Interest                                                    $   203    $   177

   Income Taxes                                                $    10    $     0

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMETNS

1. Basis of Presentation

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

      Earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the fiscal period. In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share.

2. Long Term Debt

      On March 24, 1998, the Company refinanced an existing term loan scheduled to mature July 1, 1998. Principal is payable in monthly installments of $19,000 plus interest calculated at the bank's prime rate plus 2% (currently 9.75%), through April 1, 2000, with final payment of $502,000 due April 7, 2000.

3. Litigation

      Except as explained in Part II of this report, there has been no material change in litigation since the events reported in the Company's 10-K for the fiscal year ended January 2, 1999. See Part II of this report for further disclosure.

4. Segment Information

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

      The Company operates in two divisions: the OEM Division, which supplies Original Equipment Manufacturers (OEM's), and the Distribution Division, which serves distributors that supply the repair and maintenance aftermarket and small OEM's. The two divisions supply principally in the United States.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies outlined in the Company's 10-K for the fiscal year ended January 2, 1999. The Company evaluates segment performance based on operating income.

The table below presents information about the Company's business segments.

                                     (In Thousands)

                               Quarter Ended April 3, 1999

                                          OEM       DISTRIBUTOR       OTHER       TOTAL
                                  -----------------------------------------------------
Net Sales from External Customers     $10,102            $3,620      $   --     $13,722
Gross Profit                            2,454             1,885          --       4,339
Operating Income                        1,118               690          --       1,808
Depreciation / Amortization                81                38          --         119
Capital Expenditures                       63                10          21          94
Total Assets                           18,549             7,227       5,356      31,132

                               Quarter Ended March 28, 1998

                                          OEM       DISTRIBUTOR       OTHER       TOTAL
                                  -----------------------------------------------------
Net Sales from External Customers      $6,462            $3,875      $   --     $10,337
Gross Profit                            1,244             1,786          --       3,030
Operating Income                          254               619          --         873
Depreciation / Amortization                77                56          --         133
Capital Expenditures                      397                 4          41         442
Total Assets                           11,379             7,873       6,868      26,120

   Depreciation expense was allocated based on material, labor, and overhead.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales for the first fiscal quarter of 1999 were $13,722,000. This is an increase of $3,385,000 or 33% compared to the same period in 1998. Sales in the OEM Division increased 56% over 1998 to $10,102,000 primarily as a result of new business won during 1998 and 1999. The largest increase was in tapered roller bearings, where General Bearing is a primary supplier to the heavy duty truck trailer market. Also significant is a net increase in sales of ball bearings and new sales of a drive line component to the automotive industry. Distribution Division pricing is approximately 5% higher than last year, however, softness in the industrial aftermarket resulted in a net decrease in sales of 7% to $3,620,000.

      Gross Profit. Gross profit for the quarter of $4,339,000 represents a 43% increase over the first fiscal quarter of 1998. As a percentage of sales, gross profit (GP%) was 31.6% compared to 29.3% in the first fiscal quarter of 1998. Overall, the Company's GP% was favorably affected by the implementation of a program to increase efficiency in plant operations. This program entailed the consolidation of operations at the Company's West Nyack, New York facility which resulted in a significant reduction of plant personnel and simplification of tooling and quality control functions. Additionally, the Company increased sourcing from joint ventures and believes that the improvement in gross profit as a percentage of sales reflects, in part, savings associated with this lower cost sourcing method. Partially offsetting these increases, GP% was adversely impacted by product mix resulting from growth in sales to original equipment manufacturers combined with softness in the industrial aftermarket. GP% for the OEM Division was 24.3% in 1999 compared to 19.3% in 1998 primarily as a result of increased sales volume and the aforementioned cost reductions. GP% for the Distribution Division was 52.1% in 1999 compared to 46.1% in 1998 due to higher pricing and lower costs.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 18.4% for the first fiscal quarter of 1999 compared to 20.9% in the first fiscal quarter in 1998. This reduction reflects the effect of the increased sales volume. S,G&A increased by $374,000. This is primarily attributable to increases in salaries and commissions in the OEM Division to support its growth.

      Operating Income. Operating income of $1,808,000 for the first fiscal quarter of 1999 represents a 107% increase over the same period in 1998. The increase in the OEM Division of 340% over 1998 to $1,118,000 was due primarily to the sales and gross profit increases partially offset by increased S,G&A as detailed above. Operating income in the Distribution Division increased 11% over 1998 to $690,000 where increased GP% offset lower sales volume.

      Interest Expense, Net. Net interest expense was $204,000 for the first fiscal quarter of 1999 compared to $157,000 during the same period in 1998. As a percentage of sales, interest was 1.5% for both periods. This increase is primarily due to higher bank debt needed to fund inventory and receivables growth created by normal business expansion.

      Other Income. The Company recognized other income of $295,000 in the first fiscal quarter of 1998 from the sale of fixed assets to an affiliate.

      Income Tax. For the first fiscal quarter of 1999, the Company had a tax expense of $602,000 compared to $384,000 for the first quarter of 1998. This increase results primarily from increased income before income taxes.

      Net Income. As a result of the factors discussed above, net income for the first fiscal quarter of 1999 increased by 60% to $1,002,000 or $.26 per basic and diluted share from $627,000 or $.16 and $.15 per basic and diluted share, respectively in 1998.

Financial Condition, Liquidity and Capital Resources

      The Company's primary sources of capital have been net cash provided by operating activities, a term loan, sale of common stock and financing from affiliates. Working capital requirements also have been financed by a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. At January 2, 1999 and April 3,1999, the Company had working capital of $13,051,000 and $14,566,000, respectively.

      Cash provided by operating activities during the first fiscal quarter of 1999 was $277,000. Cash provided from net income and deferred income taxes was offset by increased accounts receivable. The accounts receivable increase is directly related to the increased sales volume as days sales outstanding are comparable with historic results.

      At April 3, 1999, the Company had outstanding debt of $8,010,000 under its Revolving Credit Facility and had further availability of approximately $4.3 million.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the existing and any future revolving credit facilities will be sufficient to finance the Company's anticipated working capital and capital expenditure requirements for at least the next 24 months.

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

D. Contingency Plans: The Company has decided to devise a Year 2000 contingency plan. It is in the process of documenting the plan and estimates completion by June 30, 1999. This plan will include detailed manual procedures for every department should the Year 2000 problem cause an interruption in computer services. Also, the Company will issue a comprehensive set of year-end reports prior to January 1, 2000 to ensure that the necessary information is available to conduct business in an uninterrupted fashion until all problems are resolved. The procedures will include paper back up of the transactions executed during down time to enable the Company to transfer these transactions to the computer system when it becomes available.

Inflation

      The effect of inflation on the Company has not been significant during the last two fiscal years.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt. The Company does not use derivative financial instruments.

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

                                     PART II

Item 1. Legal Proceedings.

TIMKEN vs. UNITED STATES

      There have been no material developments in this matter subsequent to the events reported in the Company's 10-K dated April 2, 1999.

GUSSACK REALTY COMPANY and GENERAL BEARING CORPORATION vs. XEROX

      In 1995 Gussack Realty Company ("Realty") and the Company filed an action against Xerox in the United States District Court for the Southern District of New York (the "District Court") related to the discharge by Xerox of contaminants into the subsurface at a property in the vicinity of property formerly leased by the Company and owned by Realty in Blauvelt, New York ("Blauvelt Property"). Realty and the Company, among other things, alleged that the subsurface discharge has adversely affected the Blauvelt Property. In July, 1997, Xerox filed a counterclaim against the Company and Realty, seeking contribution for Xerox's remediation costs based upon Xerox's allegation of a discharge of contaminants into the subsurface at the Blauvelt facility.

      On April, 22, 1999, the jury in the above matter found in favor of Realty and the Company and against Xerox on both the complaint and the counterclaim. Realty and the Company have filed a motion to set the amount of the judgment based upon the verdict and for other relief, and the parties are awaiting a ruling from the Court.

      In the previously disclosed proceeding in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), seeking to hold Xerox in contempt and for sanctions (the "Contempt Motion"), on the ground that the counterclaim filed by Xerox against the Company was discharged upon confirmation of the Company's Chapter 11 Reorganization Plan in 1993, the bankruptcy judge has denied motions by the Company and Xerox for summary judgment. The Company now intends to proceed with its contempt application as quickly as possible. Xerox Corporation has filed a second motion (which the Company is opposing) requesting the District Court to try the Contempt Motion and not to allow the Bankruptcy Court to consider it. The District Court denied the first such motion in December 1998.

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

Date: May 17, 1999

GENERAL BEARING CORPORATION
---------------------------
(Registrant)


/s/ David L. Gussack
---------------------------
David L. Gussack
President


/s/ Barry A. Morris
---------------------------
Barry A. Morris
Chief Financial Officer