Form 10-Q
period 1999-07-03
GENERAL BEARING CORP
filed 1999-08-17
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

      |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended July 3, 1999

                                       OR

      |_|   Transition Report Pursuant to Section 13 or 15(d) of the

                         Securities Exchange Act of 1934

For the transition period from _________________ to _________________

                         Commission file Number 0-22053

                           GENERAL BEARING CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                    13-2796245
--------                                                    ----------
State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

44 High Street, West Nyack, New York                        10994
------------------------------------                        -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

At August 2, 1999, the Registrant had issued and outstanding 3,924,950 shares of common stock, $.01 par value per share.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
               FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words "anticipates,""estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Quarterly Report such statements may relate, among other things, to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality, quantity or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in orders from, a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 3, 1999

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I

  Item 1.   Financial Statements .........................................2 - 6
  Item 2.   Management's Discussion and Analysis of Results of
              Operations and Financial Condition.........................7 - 10

PART II

  Item 1.   Legal Proceedings................................................11
  Item 5.   Other Information................................................12
  Item 6.   Exhibits and Reports on Form 8-K.................................12

Signature  ..................................................................13

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                                  July 3,     Jan. 2,
                                                                   1999        1999
                                                                 --------    --------
                              ASSETS                            (Unaudited)
Current:
    Cash                                                         $     14    $     29
    Accounts receivable - trade, less allowance for doubtful
       accounts of $201K and $200K                                  6,104       5,772
    Inventories                                                    18,249      16,423
    Prepaid expenses and other current assets                         593         358
    Advances to parent and affiliates                               1,403         940
    Deferred tax asset                                                326         437
                                                                 --------    --------

          Total current assets                                     26,689      23,959
                                                                 --------    --------

Fixed assets, net                                                   3,339       3,277

Investments in affiliates                                           1,711       1,695

Advances to affiliate                                                 432         423

Deferred tax asset, net                                                --         956

Other assets                                                           37          28
                                                                 --------    --------

          Total Assets                                           $ 32,208    $ 30,338
                                                                 ========    ========

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Note payable - bank                                          $  8,622    $  8,126
    Accounts payable:
       Trade                                                        1,460       1,271
       Affiliate                                                       --           3
       Parent                                                          29          94
    Accrued expenses and other current liabilities                  1,104       1,128
    Current maturities of long-term debt                               63         286
                                                                 --------    --------

          Total current liabilities                                11,278      10,908
                                                                 --------    --------

Long-term debt, less current maturities:
    Bank                                                               --         557
    Other                                                             440         440
    Affiliate                                                         975         954
                                                                 --------    --------

          Total long-term liabilities                               1,415       1,951
                                                                 --------    --------

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000 none issued and outstanding                --          --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, issued and outstanding 3,921,950
       and 3,918,950 shares                                            39          39
    Additional paid-in capital                                     28,779      28,758
    Deficit                                                        (9,303)    (11,318)
                                                                 --------    --------

          Total stockholders' equity                               19,515      17,479
                                                                 --------    --------

Total liabilities and stockholder's equity                       $ 32,208    $ 30,338
                                                                 ========    ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
              (In Thousands - Except for Shares and Per Share Data)

                                                 Twenty-six weeks ended         Thirteen weeks ended
                                               --------------------------    --------------------------
                                                  July 3,       June 27,        July 3,        June 27,
                                                   1999           1998           1999           1998
                                               -----------    -----------    -----------    -----------
Sales                                          $    28,159    $    21,348    $    14,437    $    11,011
Cost of sales                                       19,462         14,490         10,079          7,183
                                               -----------    -----------    -----------    -----------
Gross profit                                         8,697          6,858          4,358          3,828
Selling, general and administrative expenses         5,082          4,651          2,551          2,494
                                               -----------    -----------    -----------    -----------
Operating income                                     3,615          2,207          1,807          1,334

Interest, net, including ($13K), $7K, ($6K),
and $6K to parent                                      410            354            205            196

Equity in income of affiliates                         (16)            --            (16)            --

Gain on sale of equipment                               --           (295)            --             --
                                               -----------    -----------    -----------    -----------
Income before income taxes                           3,221          2,148          1,618          1,138
Income tax                                           1,207            852            605            468
                                               -----------    -----------    -----------    -----------
Net income                                     $     2,014    $     1,296    $     1,013    $       670
                                               ===========    ===========    ===========    ===========

Net income per common share
     Basic                                     $      0.51    $      0.33    $      0.26    $      0.17
                                               -----------    -----------    -----------    -----------
     Diluted                                   $      0.51    $      0.32    $      0.26    $      0.17
                                               -----------    -----------    -----------    -----------
Weighted average number of common shares
     Basic                                       3,920,318      3,910,589      3,921,686      3,917,521
                                               -----------    -----------    -----------    -----------
     Diluted                                     3,927,220      4,029,731      3,934,720      3,988,050
                                               -----------    -----------    -----------    -----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                               Twenty-six weeks ended
                                                               ----------------------
                                                                 July 3,    June 27,
                                                                   1999       1998
                                                                 -------    -------
Cash flows from operating activities:
        Net income                                               $ 2,014    $ 1,296
    Add (deduct) noncash items charged (credited) to income:
        Deferred income taxes                                      1,067        816
        Depreciation and amortization                                240        260
        Equity in income of affiliates                               (16)        --
        Loss / (gain) on disposal of fixed assets                      4       (295)
    Add (deduct) changes in operating assets and liabilities:
        Accounts receivable                                          332       (298)
        Inventories                                               (1,825)    (2,482)
        Prepaid expenses and other assets                           (245)       146
        Due to (from) affiliates                                    (454)       381
        Accounts payable and accrued expenses                        165         66
                                                                 -------    -------

           Net cash provided by (used in) operating activities       618       (110)
                                                                 -------    -------

Cash flows from investing activities:
    Investment in affiliates, net                                     --     (1,000)
    Fixed asset purchases                                           (306)      (864)
    Proceeds from sale of fixed assets                                --        604
                                                                 -------    -------

           Net cash used in investing activities:                   (306)    (1,260)
                                                                 -------    -------
Cash flows from financing activities:
    Proceeds from sale of common shares, net                          21        133
    Repayment of current maturity - bank                            (223)        --
    Repayment of long-term debt - bank                              (557)      (111)
    Increase in note payable - bank                                  497      1,989
    Repayment of long-term debt and other balances - parent          (65)      (644)
                                                                 -------    -------

         Net cash provided by (used in) financing activities        (327)     1,367
                                                                 -------    -------

Net decrease in cash                                                 (15)        (3)
Cash, beginning of period                                             29        118
                                                                 -------    -------
Cash, end of period                                              $    14    $   115
                                                                 =======    =======
Cash paid during the period for:
    Interest                                                     $   411    $   374
                                                                 =======    =======
    Income taxes                                                 $   141    $    36
                                                                 =======    =======

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of       The accompanying unaudited condensed consolidated financial
   Presentation   statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended July 3, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

2. Earnings       The calculation of diluted earnings per share includes the
   per Share      effect of outstanding options and warrants to the extent they are dilutive.

3. Long Term      Due to favorable interest rates, the Company consolidated the
   Debt           remaining term loan balance ($669,000) into the existing
                  revolving credit facility during June 1999.

4. Litigation     Except as explained in Part II of this report, there has been no material change in litigation since the events reported in the Company's 10-K for the fiscal year ended January 2, 1999.
                  See Part II of this report for further disclosure.

5. Segment        During 1998, the Company adopted Statement of Financial
   Information    Accounting Standards No. 131 ("SFAS 131"), Disclosures about
                  Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a
                  Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

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

The following table presents information about the Company's business segments.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (In Thousands)

                                      Year to Date July 3, 1999
                                               OEM          DISTRIBUTOR      OTHER       TOTAL
                                      --------------------------------------------------------
Net Sales from External Customers          $20,974               $7,185     $   --     $28,159
Gross Profit                                 4,833                3,864         --       8,697
Operating Income                             2,136                1,479         --       3,615
Depreciation / Amortization                    193                   47         --         240
Capital Expenditures                           193                   11        102         306
Total Assets                                19,335                7,369      5,504      32,208
                                      Year to Date June 27, 1998
                                               OEM          DISTRIBUTOR      OTHER       TOTAL
                                      --------------------------------------------------------
Net Sales from External Customers          $13,895               $7,453     $   --     $21,348
Gross Profit                                 3,037                3,821         --       6,858
Operating Income                               719                1,488         --       2,207
Depreciation / Amortization                    166                   94         --         260
Capital Expenditures                           734                   14        116         864
Total Assets                                14,003                8,131      7,252      29,386

                                      Quarter Ended July 3, 1999
                                               OEM          DISTRIBUTOR      OTHER       TOTAL
                                      --------------------------------------------------------
Net Sales from External Customers          $10,872               $3,565     $   --     $14,437
Gross Profit                                 2,379                1,979         --       4,358
Operating Income                             1,018                  789         --       1,807
Depreciation / Amortization                    112                    9         --         121
Capital Expenditures                           146                    1         65         212
Total Assets                                19,335                7,369      5,504      32,208

                                      Quarter Ended June 27, 1998
                                               OEM          DISTRIBUTOR      OTHER       TOTAL
                                      --------------------------------------------------------
Net Sales from External Customers           $7,433               $3,578     $   --     $11,011
Gross Profit                                 1,793                2,035         --       3,828
Operating Income                               465                  869         --       1,334
Depreciation / Amortization                     89                   38         --         127
Capital Expenditures                           337                   10         75         422
Total Assets                                14,003                8,131      7,252      29,386

   Depreciation expense was allocated based on material, labor, and overhead.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales for the second fiscal quarter of 1999 were $14,437,000, an increase of $3,426,000 or 31% compared to the same period in 1998. OEM sales represented 75% of total sales for the second quarter of 1999 compared to 68% of total sales for 1998. Second quarter sales in the OEM Division increased 46% over 1998 while Distribution Division sales were virtually the same. On a year-to-date basis, sales were $28,159,000, an increase of $6,811,000 or 32% compared to the same period in 1998. OEM sales represented 74% and 65% of total year-to-date sales for 1999 and 1998, respectively. OEM sales are ahead of the prior period by 51% primarily as a result of new business won during 1998 and 1999. The largest dollar increase was in tapered roller bearings, where the Company is a primary supplier to the heavy duty truck trailer market. Also significant are increases in sales of ball bearings and new sales of a drive line component to the automotive industry. Sales in the Distribution Division are 4% lower in 1999 as softness in the industrial aftermarket offset higher pricing.

      Gross Profit. Gross profit was $4,358,000 or 30.2% of sales in the second fiscal quarter of 1999 compared to $3,828,000 or 34.8% of sales in the second fiscal quarter in 1998. Gross profit percentage of sales (GP%) was adversely impacted by product mix as a result of the growth in sales to original equipment manufacturers combined with relatively constant higher margin sales to the industrial aftermarket. GP% for the OEM Division was 21.9% in the second fiscal quarter of 1999 compared to 24.1% in 1998. This is primarily due to product mix, introductory pricing necessary to increase market share and costs associated with the rectification of certain nonconforming components. GP% for the Distribution Division was 55.5% in the second fiscal quarter of 1999 compared to 56.9% in 1998 due to product mix. On a year-to-date basis, gross profit was $8,697,000 or 30.9% of sales in 1999 compared to $6,858,000 or 32.1% of sales in
1998. GP% for the OEM Division was 23.0% compared to 21.9% for 1998. The increase is primarily due to the higher sales volume, partially offset by the factors discussed above. GP% for the Distribution Division was 53.8% compared to 51.3% for 1998 mainly due to higher pricing.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses as a percentage of sales were 17.7% in the second fiscal quarter of 1999 compared to 22.7% in the second fiscal quarter in 1998. This reduction reflects the effect of the Company's increased sales volume. S,G&A increased by $57,000. This is primarily attributable to increases in salaries ($151,000) to help support the Company's growth, partially offset by reduced professional fees ($106,000). On a year-to-date basis, selling, general and administrative expenses were 18.0% in 1999 compared to 21.8% in 1998, also reflecting the effect of the Company's increased sales volume. Year-to-date S,G&A increased $431,000 compared to 1998. The increase is mainly due to the aforementioned increase in salaries ($287,000) as well as an increase in various variable costs such as commissions ($68,000), freight to customers ($56,000), and outside warehouse costs ($84,000), partially offset by lower professional fees ($140,000).

      Operating Income. Operating income of $1,807,000 for the second fiscal quarter of 1999 represents a 35% increase over the same period in 1998. An increase in the OEM Division of 119% over 1998 to $1,018,000 was due primarily to the sales and associated gross profit increases partially offset by increased S,G&A needed to support its growth. Operating income in the Distribution Division decreased 9% from 1998 to $789,000 mainly due to product mix. On a year-to-date basis, operating income of $3,615,000 in 1999 represents a 64% increase compared to 1998. The OEM Division year-to-date increase of 197% over 1998 to $2,136,000 is due to the factors mentioned above. The Distribution Division year-to-date operating income is virtually the same as in 1998 where higher pricing offset lower sales volume.

      Interest Expense, net. Net interest expense was $205,000 for the second fiscal quarter of 1999 compared to $196,000 during the same period in 1998. As a percentage of sales, net interest expense was 1.4% and 1.8% for the second quarter of 1999 and 1998, respectively. This improvement reflects the higher sales in 1999. On a year-to-date basis, net interest expense was $410,000 in 1999 compared to $354,000 in 1998. This increase is primarily due to higher bank debt needed to fund inventory and receivables growth created by normal business expansion.

      Income Tax. For the second fiscal quarter of 1999, the Company had an effective tax rate of 37.4% compared to 41.1% for 1998. On a year-to-date basis, the company had an effective tax rate of 37.5% compared to 39.7% in 1998. Effective tax rates are based on estimated year end effective rates.

      Net Income. As a result of the factors discussed above, net income for the second fiscal quarter of 1999 increased by 51% to $1,013,000 or $.26 per basic and diluted share from $670,000 or $.17 per basic and diluted share in 1998. On a year-to-date basis, net income increased by 55% to $2,014,000 or $.51 per basic and diluted share from $1,296,000 or $.33 and $.32 per basic and diluted share, respectively in 1998.

Financial Condition, Liquidity and Capital Resources

      The Company's primary sources of capital have been net cash provided by operating activities, a term loan, sale of common stock and financing from affiliates. Working capital requirements also have been financed by a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. At January 2, 1999 and July 3, 1999, the Company had working capital of $13,051,000 and $15,411,000, respectively.

      Cash provided by operating activities during the first six months of 1999 was $618,000. Cash provided from net income and deferred income taxes was partially offset by increased inventory. The primary reasons for the inventory increase are to support current and future increased sales volume in tapered journal bearings, automotive ball bearings and truck size tapered roller bearings.

      Cash used in investing activities during the first six months of 1999 was $306,000 for capital expenditures.

      Cash used in financing activities during the first six months of 1999 was $327,000. Net cash available from operating and investing activities was used to pay down the note payable to the bank. Additionally, during June 1999, the Company repaid its term loan via a transfer to the revolving credit facility due to favorable interest rates and borrowing availability.

      At July 3, 1999, the Company had outstanding debt of $8,622,000 under its Revolving Credit Facility and had further availability of approximately $4.0 million.

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

A. The Company's Readiness:

      1. (i) Information Technology (IT) systems: The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the Year 2000 issue. The Company's operating system and database system are Year 2000 compliant. The Company presently believes that with minor modifications (conversion and testing in progress) to existing software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems. (ii) Non IT systems: Non IT systems are those which typically include "embedded" technology such as microcontrollers and chips. The Company currently is in the process of evaluating the effect of the Year 2000 problem on non IT systems and estimates compliance by August 31, 1999.

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

C. Risks: The Company believes that the greatest risk presented by the year 2000 problem is from third parties, such as suppliers, financial institutions, utility providers, etc. who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely affect the Company. The Company is not presently able to quantify this risk but believes that it is minimal based upon the surveys and letters it has received.

D. Contingency Plans: The Company had previously decided to devise a Year 2000 contingency plan. It is in the process of documenting the plan and estimates completion by August 31, 1999. This plan will include detailed manual procedures for every department should the Year 2000 problem cause an interruption in computer services. Also, the Company will issue a comprehensive set of year-end reports prior to January 1, 2000 to ensure that the necessary information is available to conduct business in an uninterrupted fashion until any problems are resolved. The procedures will include paper back up of the transactions executed during downtime, if any, to enable the Company to transfer these transactions to the computer system when it becomes available.

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

                                     PART II

Item 1. Legal Proceedings

The Timken Company vs. United States

      There have been no material developments in this matter subsequent to the events reported in the Company's 10-K filed April 2, 1999.

Gussack Realty Company and General Bearing Corporation vs. Xerox

      In 1995 Gussack Realty Company ("Realty") and the Company filed an action against Xerox in the Untied States District Court for the Southern District of New York related to the discharge by Xerox of contaminants into the subsurface at a property in the vicinity of property formerly leased by the Company and owned by Realty in Blauvelt, New York ("Blauvelt Property"). Realty and the Company, among other things, alleged that the subsurface discharge has adversely affected the Blauvelt Property. In July, 1997, Xerox filed a counterclaim against the Company and Realty, seeking contribution for Xerox's remediation costs based upon Xerox's allegation of a discharge of contaminants into the subsurface at the Blauvelt facility.

      On April 22, 1999, the jury in the above matter found in favor of Realty and the Company and against Xerox on both the complaint and the counterclaim. On May 28, 1999, the Court entered judgement in favor of Realty and the Company for compensatory damages of $1,083,000 and sanctions of $27,897.70.

      On June 14, 1999, Xerox filed a motion for entry of a judgment in favor of Xerox notwithstanding the verdict, pursuant to Rule 50(b) of the Federal Rules of Civil Procedure, which the Court denied.

      On June 24, 1999, Realty and the Company filed an appeal with the United States Court of Appeals for the Second Circuit (the "Appellate Court"), challenging several rulings of the trial judge, including among other things, his denial of prejudgment interest and refusal to allow the jury to consider punitive damages.

      On July 23, 1999, Xerox filed a cross appeal.

      The Appellate Court has issued a scheduling order fixing deadlines for submission of briefs and scheduling oral argument for "no earlier" than the week of November 15, 1999.

      Since the events reported in the Company's 10Q filed May 18, 1999, there have been no material developments in the previously disclosed proceeding in the United States Bankruptcy Court for the Southern District of New York, seeking to hold Xerox in Contempt and for sanctions on the ground that the above counterclaim was discharged upon confirmation of the Company's Chapter 11 Reorganization Plan in 1993.

Item 5. Other Information

      Rule 14a-4 of the Securities and Exchange Commission's proxy rules allows the Company to use discretionary voting authority to vote on matters coming before an annual meeting of stockholders, if the Company does not have notice of the matter at least 45 days before the date on which the Company first mailed its proxy materials for the prior year's annual meeting of stockholders or the date specified by an advance notice provision in the Company's By-laws. The Company's By-laws contain such an advance notice provision. For the Company's 2000 Annual Meeting of Stockholders, stockholders must submit such written notice to the Secretary of the Company no earlier than April 14, 2000 nor later than May 19, 2000.

      This requirement is separate and apart from the Securities and Exchange Commission's requirements that a stockholder must meet in order to have a stockholder proposal included in the Company's proxy statement under Rule 14a-8. For the Company's 2000 Annual Meeting of Stockholders, any stockholder who wishes to submit a proposal for inclusion in the Company's proxy materials pursuant to Rule 14a-8 must submit such proposal to the Secretary of the Company no later than February 18, 2000.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 27. Financial Data Schedule

      (b) The Registrant has not filed any reports on Form 8-K during the quarter ended July 3, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 1999.

GENERAL BEARING CORPORATION
(Registrant)


/s/ David L. Gussack
-----------------------
David L. Gussack
President


/s/ Barry A. Morris
-----------------------
Barry A. Morris
Chief Financial Officer