Form 10-Q
period 1999-10-02
GENERAL BEARING CORP
filed 1999-11-16
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

                  |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended October 2, 1999

                                       OR

                  |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from . . . . . . . . to . . . . . . . . . .

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

        Securities registered pursuant to Section12(b) of the Act: None

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

|X| Yes      |_| No

      At November 15, 1999, the Registrant had issued and outstanding 3,924,950 shares of common stock, $.01 par value per share.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
               FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Quarterly Report such statements may relate, among other things, to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affect the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality, quantity or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in orders from, a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 2, 1999

                                TABLE OF CONTENTS

PART I
                                                                      PAGE NO.
                                                                      --------

      Item 1.     Financial Statement . . . . . . . . . . . . . . . .  2 - 6
      Item 2.     Management's Discussion and Analysis of Results of
                  Operations and Financial Condition . . . . . . . . . 7 - 10

PART II

     Item 1.      Legal Proceedings . . . . . . . . . . . . . . . . . .    11
     Item 6.      Exhibits and Reports on Form 8-K . . . . . . . . . .     11

Signature         . . . . . . . . . . . . . . . . . . . .. . . . . . .     12

                             FINANCIAL STATEMENTS OF
                  GENERAL BEARING CORPORATION AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                                             Oct. 2,     Jan. 2,
                                                                              1999        1999
                                                                            --------    --------
                                    ASSETS                                 (Unaudited)
Current:
   Cash                                                                     $     11    $     29
   Accounts receivable - trade, less allowance for
    doubtful accounts of $187 and $200                                         6,081       5,772
   Inventories                                                                18,624      16,423
   Prepaid expense and other current assets                                      756         358
   Advances to affiliates                                                      1,261         940
   Advances to parent                                                            308          --
   Deferred tax asset                                                            426         437
                                                                            --------    --------
          Total current assets                                                27,467      23,959

   Fixed assets, net                                                           3,384       3,277
   Investments in affiliates                                                   1,928       1,695
   Advances to affiliate                                                         437         423
   Deferred tax asset                                                             --         956
   Other assets                                                                   71          28
                                                                            --------    --------
          Total Assets                                                      $ 33,287    $ 30,338
                                                                            ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
   Note payable - bank                                                      $  9,096    $  8,126
   Accounts payable:
          Trade                                                                1,009       1,271
          Affiliate                                                               --           3
          Parent                                                                  --          94
   Accrued expenses and other current liabilities                              1,273       1,128
   Current maturities of long-term debt                                           63         286
                                                                            --------    --------
          Total current liabilities                                           11,441      10,908

Long-term debt, less current maturities
   Bank                                                                           --         557
   Other                                                                         440         440
   Affiliate                                                                     986         954
                                                                            --------    --------
          Total long-term debt                                                 1,426       1,951

Deferred taxes                                                                   187          --

Commitments and contingencies
Stockholders' equity:
   Preferred stock par value $.01 per share - shares authorized 1,000,000
     none issued and outstanding                                                  --          --
   Common stock par value $.01 per share - shares authorized 19,000,000
     issued and outstanding 3,924,950 and 3,918,950 shares                        39          39

   Additional paid-in capital                                                 28,800      28,758
   Deficit                                                                    (8,606)    (11,318)
                                                                            --------    --------
          Total stockholders' equity                                          20,233      17,479
                                                                            --------    --------
   Total liabilities and stockholders' equity                               $ 33,287    $ 30,338
                                                                            ========    ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                  GENERAL BEARING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
              (In Thousands - Except for Shares and Per Share Data)

                                                 Thirty-nine weeks ended       Thirteen weeks ended
                                                 -----------------------       --------------------
                                                  Oct. 2,        Sept. 26,     Oct. 2,       Sept. 26,
                                                    1999            1998         1999           1998
                                               -----------    -----------    -----------    -----------
Sales                                          $    39,845    $    32,730    $    11,687    $    11,382

Cost of sales                                       27,565         22,308          8,103          7,818
                                               -----------    -----------    -----------    -----------
Gross Profit                                        12,280         10,422          3,584          3,564

Selling, general and administrative expenses         7,532          6,822          2,451          2,171
                                               -----------    -----------    -----------    -----------
Operating income                                     4,748          3,600          1,133          1,393

Net interest expense                                   533            563            123            209

Equity in income of affiliates                         (83)            --            (67)            --

Gain on sale of equipment                               --           (350)            --            (55)
                                               -----------    -----------    -----------    -----------
Income before income taxes                           4,298          3,387          1,077          1,239

Income tax                                           1,586          1,323            379            471
                                               -----------    -----------    -----------    -----------
Net Income                                     $     2,712    $     2,064    $       698    $       768
                                               ===========    ===========    ===========    ===========

Net income per common share:

   Basic                                       $      0.69    $      0.53    $      0.18    $      0.20
                                               -----------    -----------    -----------    -----------
   Diluted                                     $      0.69    $      0.52    $      0.18    $      0.20
                                               -----------    -----------    -----------    -----------

Weighted average number of common shares:

   Basic                                         3,921,620      3,913,376      3,924,225      3,918,950
                                               -----------    -----------    -----------    -----------
   Diluted                                       3,928,111      3,992,067      3,929,901      3,926,382
                                               -----------    -----------    -----------    -----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                  GENERAL BEARING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                                          Thirty-nine weeks ended
                                                                          -----------------------
                                                                           Oct. 2,    Sept. 26,
                                                                             1999        1998
                                                                           -------      -------
Cash flows from operating activities:

          Net Income                                                       $ 2,712      $ 2,064

     Add (deduct) noncash items charged (credited) to income:

          Deferred income taxes                                              1,154        1,180

          Depreciation and amortization                                        374          424

          Equity in income of affiliates                                       (83)          --

          Loss / (gain) on disposal of fixed assets                              4         (350)

     Add (deduct) changes in operating assets and liabilities:

          Accounts receivable                                                 (308)      (1,136)

          Inventories                                                       (2,200)      (4,043)

          Prepaid expenses and other assets                                   (446)          24

          Due to (from) affiliates                                            (307)         211

          Accounts payable and accrued expenses                               (117)        (369)
                                                                           -------      -------
               Net cash provided by (used in) operating activities             783       (1,995)
                                                                           -------      -------
Cash flows from investing activities:

     Investments in affiliates, net                                           (150)        (936)

     Fixed asset purchases                                                    (481)        (976)

     Proceeds from sale of fixed assets                                         --          694
                                                                           -------      -------
               Net cash used in investing activities                          (631)      (1,218)
                                                                           -------      -------
Cash flows from financing activities:

     Proceeds from sale of common shares, net                                   42          133

     Repayment of long-term debt - bank                                       (557)        (167)

     Repayment of current maturity - bank                                     (223)          --

     Increase in note payable - bank                                           970        3,582

     Increase in other long-term debt                                           --          504

     Repayment of long-term debt and other balances - parent                  (402)        (845)
                                                                           -------      -------
               Net cash provided by (used in) financing activities            (170)       3,207
                                                                           -------      -------

Net decrease in cash                                                           (18)          (6)

Cash, beginning of period                                                       29          118
                                                                           -------      -------
Cash, end of period                                                        $    11      $   112
                                                                           =======      =======

Cash paid during 39 weeks for:

     Interest                                                                  542          599

     Income taxes                                                              628           56

      See accompanying notes to condensed consolidated financial statements

                  GENERAL BEARING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of             The accompanying unaudited condensed consolidated
   Presentation   financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instruction to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended October 2, 1999 are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 2, 1999.

2. Earnings             The calculation of diluted earnings per share includes
   per Share      the effect of outstanding options and warrants to the extent they are dilutive.

3. Long Term            Due to favorable interest rates, the Company
   Debt consolidated the remaining term loan balance ($669,000) into the existing revolving credit facility during June 1999.

4. Litigation           There has been no material change in litigation since
                  the events reported in the Company's 10-Q for the fiscal quarter ended July 3, 1999.

5. Segment              During 1998, the Company, adopted Statement of Financial
   Information    Accounting Standards No. 131 ("SFAS 131"), Disclosures about
                  Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a
                  Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

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

                  GENERAL BEARING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (In Thousands)

                          Year to Date October 2, 1999

                                                OEM     DISTRIBUTOR      OTHER      TOTAL
                                              -------------------------------------------
Net sales from external customers              $29,419     $10,426     $    --     $39,845

Gross profit                                     6,721       5,559          --      12,280

Operating income                                 2,745       2,003          --       4,748

Depreciation / amortization                        299          75          --         374

Capital expenditures                               301          31         149         481

Total assets                                    19,980       7,137       6,170      33,287

                         Year to Date September 26, 1998

                                                OEM     DISTRIBUTOR      OTHER      TOTAL
                                              -------------------------------------------
Net sales from external customers              $21,772     $10,958     $    --     $32,730

Gross profit                                     4,847       5,575          --      10,422

Operating income                                 1,401       2,199          --       3,600

Depreciation / amortization                        285         139          --         424

Capital expenditures                               763          35         178         976

Total assets                                    16,732       7,735       7,248      31,715

                          Quarter Ended October 2, 1999

                                                OEM     DISTRIBUTOR      OTHER      TOTAL
                                              -------------------------------------------
Net sales from external customers              $ 8,446     $ 3,241     $    --     $11,687

Gross profit                                     1,888       1,696          --       3,584

Operating income                                   609         524          --       1,133

Depreciation / amortization                        106          27          --         133

Capital expenditures                               108          20          47         175

Total assets                                    19,980       7,137       6,170      33,287

                        Quarter Ended September 26, 1998

                                                OEM     DISTRIBUTOR      OTHER      TOTAL
                                              -------------------------------------------
Net sales from external customers              $ 7,877     $ 3,505     $    --     $11,382

Gross profit                                     1,810       1,754          --       3,564

Operating income                                   682         711          --       1,393

Depreciation / amortization                        119          45          --         164

Capital expenditures                                28          22          62         112

Total assets                                    16,732       7,735       7,248      31,715

   Depreciation expense was allocated based on material, labor, and overhead.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales for the third fiscal quarter of 1999 were $11,687,000, an increase of $305,000 or 3% compared to the same period in 1998. OEM sales represented 72% of total sales for the third quarter of 1999 compared to 69% of total sales for 1998. Third quarter sales in the OEM Division increased 7% over 1998 while Distribution Division sales decreased 8%. On a year-to-date basis, sales were $39,845,000, an increase of $7,115,000 or 22% compared to the same period in 1998. OEM sales represented 74% and 67% of total year-to-date sales for 1999 and 1998, respectively. OEM sales are ahead of the prior period by 35% primarily as a result of new business won during 1998 and 1999. The largest dollar increase was in tapered roller bearings, where the Company is a primary supplier to the heavy duty truck trailer market. Also significant are increases in sales of ball bearings and new sales of a drive line component to the automotive industry. Sales in the Distribution Division are 5% lower in 1999 as softness in the industrial aftermarket offset higher pricing.

      Gross Profit. Gross profit was $3,584,000 or 30.7% of sales in the third fiscal quarter of 1999 compared to $3,564,000 or 31.3% of sales in the third fiscal quarter in 1998. Gross profit percentage of sales (GP%) was adversely impacted by product mix as a result of the growth in sales to original equipment manufacturers combined with reduced higher margin sales to the industrial aftermarket. GP% for the OEM Division was 22.4% in the third fiscal quarter of 1999 compared to 23.0% in 1998. This is primarily due to product mix and introductory pricing necessary to increase market share. GP% for the Distribution Division was 52.3% in the third fiscal quarter of 1999 compared to 50.0% in 1998 mainly due to product mix. On a year-to-date basis, gross profit was $12,280,000 or 30.8% of sales in 1999 compared to $10,422,000 or 31.8% of sales in 1998. GP% for the OEM Division was 22.8% compared to 22.3% for 1998. The increase is primarily due to the higher sales volume, partially offset by the factors discussed above. GP% for the Distribution Division was 53.3% compared to 50.9% for 1998 due to higher pricing and product mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 21.0% in the third fiscal quarter of 1999 compared to 19.1% in the third fiscal quarter in 1998. S,G&A increased by $280,000. This is primarily attributable to increases in salaries ($120,000) to help support the Company's growth, as well as increases in outside warehousing ($53,000), commissions ($50,000), professional fees ($31,000), and freight to customers ($29,000). On a year-to-date basis, selling, general and administrative expenses were 18.9% in 1999 compared to 20.8% in 1998. This reduction reflects the effect of the Company's increased sales volume. Year-to-date, S,G&A increased $710,000 compared to 1998. The increase is mainly due to the aforementioned increase in salaries ($408,000), as well as increases in promotion ($52,000) and various variable costs such as outside warehousing ($136,000), commissions ($119,000), and freight to customers ($85,000), partially offset by lower professional fees ($109,000) and travel and entertainment ($102,000).

      Operating Income. Operating income of $1,133,000 for the third fiscal quarter of 1999 represents a 19% decrease compared to the same period in 1998. The decrease in operating income in the OEM Division of 11% from 1998 to $609,000 was due primarily to reduced gross profit caused by product mix and introductory pricing. Operating income in the Distribution Division decreased 26% from 1998 to $524,000 mainly due to lower sales. On a year-to-date basis, operating income of $4,748,000 in 1999 represents a 32% increase compared to 1998. The OEM Division year-to-date increase of 96% over 1998 to $2,745,000 is mainly due to increased sales volume partially offset by increased S, G & A needed to support its growth. The Distribution Division year-to-date operating income is 9% lower than 1998 as lower sales volume was only partially offset by higher pricing.

      Interest Expense, net. Net interest expense was $123,000 for the third fiscal quarter of 1999 compared to $209,000 during the same period in 1998. As a percentage of sales, net interest expense was 1.1% and 1.8% for the third quarter of 1999 and 1998, respectively. This improvement is mainly attributable to an interest rate adjustment that was retroactive to June 1998. On a year-to-date basis, net interest expense was $533,000 in 1999 compared to $563,000 in 1998. This decrease is primarily due to the aforementioned refund partially offset by higher debt needed to fund inventory and receivables growth created by normal business expansion.

      Income Tax. For the third fiscal quarter of 1999, the Company had an effective tax rate of 35.2% compared to 38.0% for 1998. On a year-to-date basis, the Company had an effective tax rate of 36.9% compared to 39.1% in 1998. Effective tax rates are based on estimated year end effective rates.

      Net Income. As a result of the factors discussed above, net income for the third fiscal quarter of 1999 decreased by 9% to $698,000 or $.18 per basic and diluted share from $768,000 or $.20 per basic and diluted share in 1998. On a year-to-date basis, net income increased by 31% to $2,712,000 or $.69 per basic and diluted share from $2,064,000 or $.53 and $.52 per basic and diluted share, respectively, in 1998.

Financial Condition, Liquidity and Capital Resources

      The Company's primary sources of capital have been net cash provided by operating activities, a term loan, sale of common stock and financing from affiliates. Working capital requirements also have been financed by a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. At January 2, 1999 and October 2, 1999, the Company had working capital of $13,051,000 and $16,026,000, respectively.

      Cash provided by operating activities during the first nine months of 1999 was $783,000. Cash provided from net income and deferred income taxes was partially offset by increased inventory and accounts receivable. The primary reasons for the inventory increase are to support current and future increased sales volume in tapered journal bearings, automotive ball bearings and truck size tapered roller bearings.

      Cash used in investing activities during the first nine months of 1999 included $481,000 for capital expenditures. An additional $150,000 was invested in Ningbo General Bearing Co., Ltd., one of our joint ventures.

      Cash used in financing activities during the first nine months of 1999 was $170,000. During June 1999, the Company repaid its term loan via a transfer to the revolving credit facility due to favorable interest rates and borrowing availability. Additionally, the Company has made a loan to its Parent.

      At October 2, 1999, the Company had outstanding debt of $9,096,000 under its Revolving Credit Facility and had further availability of approximately $3.0 million.

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

A. The Company's Readiness:

      1. (i) Information Technology (IT) systems: The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the Year 2000 issue. The Company has made changes or installed upgrades where necessary. The Company has conducted a successful system-wide test of all software to ensure that our systems, operating properly in 1999, will remain operational in 2000. (ii) Non IT systems: Non IT systems are those which typically include "embedded" technology such as microcontrollers and chips. The Company has evaluated the effect of the Year 2000 problem on non IT systems and has found these systems compliant.

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

D. Contingency Plans: The Company has been documenting its Year 2000 contingency plan and anticipates that the documentation will be finalized by December 15, 1999. This plan includes detailed manual procedures for every department should the Year 2000 problem cause an interruption in computer services. Also, the Company will issue a comprehensive set of year-end reports prior to January 1, 2000 to ensure that the necessary information is available to conduct business in an uninterrupted fashion until any problems are resolved. The procedures will include paper back up of the transactions executed during downtime, if any, to enable the Company to transfer these transactions to the computer system when it becomes available.

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

                                     PART II

Item 1. Legal Proceedings

      There have been no material developments in any of the Company's legal matters subsequent to the events reported in the Company's 10-Q filed August 17, 1999.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 27. Financial Data Schedule

      (b) The Registrant has not filed any reports on Form 8-K during the quarter ended October 2, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 1999.

      GENERAL BEARING CORPORATION
      ---------------------------
 (Registrant)


  /s/ David L. Gussack
  -------------------------------
  David L. Gussack
  President


  /s/ Barry A. Morris
  -------------------------------
  Barry A. Morris
  Chief Financial Officer