Form 10-K405
period 2000-01-01
GENERAL BEARING CORP
filed 2000-03-31
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended January 1, 2000

                                       OR

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
          For the transition period from ____________ to ______________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

At March 15, 2000 the aggregate market value of the Registrant's outstanding common stock, $.01 par value per share, held by non-affiliates, was $5,700,000, based on the closing sale price as reported March 15, 2000 on the NASDAQ Small Cap Market.

At March 15, 2000, the Registrant had issued 3,924,950 shares of common stock, $.01 par value per share, and had outstanding 3,917,950 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

      None of the documents indicated on Form 10-K have been incorporated herein by reference.

                CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING
         INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words:"anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Annual Report such statements may relate to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in orders from, a major customer; the loss of, or failure to attain, additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                    FOR THE FISCAL YEAR ENDED JANUARY 1, 2000

                                TABLE OF CONTENTS

No.                                                                         Page
---                                                                         ----

PART I
      Item 1.  Business...................................................     1
      Item 2.  Properties.................................................     6
      Item 3.  Legal Proceedings..........................................     7
      Item 4.  Submission of Matters to a Vote of Security Holders........     8

PART II
      Item 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters........................................     9
      Item 6.  Selected Financial Data....................................    10
      Item 7.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition.........................    11
      Item 7a. Quantitative and Qualitative Disclosure about Market Risk..    16
      Item 8.  Financial Statements and Supplementary Data................    18
      Item 9.  Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosures.......................    42

PART III
      Item 10. Directors and Executive Officers of the Registrant.........    43
      Item 11. Executive Compensation.....................................    46
      Item 12. Security Ownership of Certain Beneficial Owners and
               Management.................................................    48
      Item 13. Certain Relationships and Related Transactions.............    49

PART IV
      Item 14. Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K................................................    52

                                     PART I

Item 1. Business.

      General Bearing Corporation ("Company") manufactures, sources, assembles and distributes a variety of bearing components and bearing products, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings. Under the Hyatt(R) and The General(R) trademarks, the Company supplies original equipment manufacturers ("OEMs") and the industrial aftermarket principally in the United States ("U.S."). The Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty trailers, office equipment, machinery and appliances.

      The Company operates in two divisions: the OEM Division, which supplies OEMs, and the Distribution Division, which serves distributors that supply the repair and maintenance aftermarket and small OEMs. Current OEM Division customers include Ford Motor Company ("Ford"), the locomotive division of General Motors Corporation ("GM"), Trailmobile Corp. ("Trailmobile"), Gunite Corporation ("Gunite"), Great Dane Limited Partnership "(Great Dane"),Burlington Northern/Santa Fe Railroad Co. ("Burlington Northern"), Pitney Bowes ("Pitney Bowes") and Eastman Kodak ("Kodak"). The Distribution Division has customers ranging in size from Motion Industries Inc. ("Motion Industries") and Applied Industrial Technologies Inc. ("Applied Industrial"), each of which has more than 400 outlets, to independent single outlet operations. The Distribution Division's individual shipments are typically smaller in volume but have higher gross margins.

      Through flexibility in manufacturing and sourcing, as well as attentive customer service, the Company strives to be a reliable, innovative and cost effective provider of bearing components and products to the approximately $6 billion per year U.S. bearing market. The Company's strategy to accomplish this objective includes the following:

      * PROVIDE HIGH QUALITY PRODUCTS AND SUPERIOR CUSTOMER SERVICE. The Company maintains a detailed and extensive Quality Assurance Program and has been certified to the M 1003 standard by the Association of American Railroads ("AAR") and the MIL-I-45208 standard by General Dynamics, a military contractor. The Company has been granted "Unconditional Approval" from the AAR for its tapered journal bearings. The Company also maintains ISO 9001 and QS 9000 registrations from the International Standards Organization ("ISO"). The Company also requires that both its affiliated and unaffiliated suppliers conform to Company and customer quality and engineering standards. Certain of the Company's products also have been specifically certified by the AAR for use in railroad cars. In addition, the Company has been qualified as an authorized supplier by leading automobile and truck trailer manufacturers (including GM, Ford, Great Dane, Gunite, Trailmobile, Stoughton Trailers, Inc., Strick Corporation and Hyundai Precision America Inc.), railroads (including Burlington Northern, the Atchison, Topeka and Santa Fe Railway, Missouri Pacific Railroad Company, Southern Pacific Rail Corporation and Norfolk Southern Corp.) and national distributors of bearings, including Motion Industries and Applied Industrial. These certifications and qualifications, which often take significant time to obtain because of testing and other requirements, enable the Company to supply large markets currently served by a limited number of competitors.

      * PRESENCE IN CHINA. In 1987, the Company formed a joint venture, Shanghai General Bearing Co., Ltd. ("SGBC"), in the People's Republic of China ("PRC") to establish a low cost, quality controlled source for bearings and bearing components. The Company has formed other joint ventures in the PRC, and it continues to investigate joint venture opportunities. The Company believes that potential customers in the U.S. intending to establish or expand manufacturing and other facilities in the PRC have, and will continue to have, an incentive to purchase bearings from the Company in order to satisfy Chinese counter purchasing and local content requirements. In addition, on February 3, 1997, the U.S. Department of Commerce ("Commerce") granted the Company's joint venture, SGBC, partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result of SGBC receiving zero or de minimis antidumping margins for the periods from 1990-1993 ("4th, 5th and 6th Reviews"), Commerce revoked the antidumping order as to SGBC in the 1993-1994 period ("7th Review"). As a result of the revocation, SGBC and the Company are no longer required to participate in the annual reviews of the antidumping order conducted by Commerce. The Company believes its revocation provides it with a competitive advantage. See Legal Proceedings.

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

PRODUCTS

      The Company and its joint ventures manufacture and market high quality, precision ball and roller bearings used in a broad range of applications including automotive and trucking (e.g., steering columns, wheels and axles), rail car and locomotive (e.g., wheel and axle assemblies), appliances (e.g., fans and vacuum cleaners), lawn and garden implements (e.g., lawn mowers), office equipment (e.g., copiers and mailing machines), consumer products (e.g., exercise equipment), medical equipment (e.g., wheelchairs), material handling (e.g., conveyor assemblies and hand trucks), power tools (e.g., drills and lathes), chemical processing and the oil industry (e.g., drilling rigs).

      The Company sells approximately 1,500 products. The Company's product line includes standard and metric precision ball bearings, double row ball bearings, unground bearings, and special ball bearings. The Company offers its products in standard, modified, and custom designs where appropriate. The Company produces standard, special and niche market bearings. Special bearings are specifically manufactured to the requirements of a customer, as determined in cooperation with the Company's engineering staff. Examples of these products include bearings for copier machines, automotive steering columns, postal equipment and wheelchairs. Niche bearings are bearings used in specific industries, and are produced by a limited number of manufacturers. Under the Hyatt(R) brand the Company produces select tapered roller bearings (TRB's), tapered journal bearings, spherical roller bearings and cylindrical roller bearings which are used in railroad, truck/trailer, automotive and other industrial applications.

MANUFACTURING AND SOURCING

      The Company primarily manufactures and assembles bearings at its facilities in New York and at the Company's joint venture facilities, SGBC in Shanghai, PRC and Ningbo General Bearing Co., Ltd. ("NGBC") in Yuyao City, PRC. Certain imports from various locations have been subject to antidumping duties since 1987, requiring importing companies to post cash deposits. TRB's imported from SGBC, the Company's Chinese joint venture and principal source of imported product, have not been subject to antidumping duties since 1991.

      The Company obtains 77% of its bearing and component requirements from various Chinese joint ventures. The Company currently relies on approximately 51 unaffiliated manufacturers to produce the remaining 23% of its requirements. The Company has no long-term contracts with its unaffiliated manufacturing sources. The Company attempts to maintain sourcing flexibility by not engaging in any purchasing contracts that exceed one year.

CHINESE JOINT VENTURES

      The Company has entered into four joint ventures with manufacturers in the PRC to enable it to secure a reliable source of high quality low cost bearings and bearing components. In addition, World Machinery Company ("World"), which owns 75.2% of the Company's common stock, has entered into two additional joint ventures with a Chinese bearing manufacturer and the Company has arrangements with such joint ventures. By entering into joint ventures, rather than long-term manufacturing contracts, the Company is better able to monitor and control production and quality assurance by having access to the factories at both management and production levels. Furthermore, by sourcing from joint ventures, the Company may not be required to incur inventory carrying costs, since the joint ventures may hold all inventory until needed by the Company. The joint ventures also provide a far less capital intensive alternative to building Company-owned facilities.

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

      The Company has the exclusive right to sell the products of SGBC in the U.S. In 1997, 1998 and 1999, the Company imported $5.8 million, $10.3 million and $10.5 million respectively, in bearings from SGBC. Purchases are made upon terms and conditions established periodically by negotiation between the Company and SGBC. Governance, operations, distributions and the dissolution of SGBC are governed by PRC law and by SGBC's joint venture contract and articles of association. SGBC's eight-member Board of Directors, which consists of five directors chosen by SRBF and three directors chosen by the Company, exercises authority over the joint venture by majority vote. Certain decisions involving annual strategy, budgeting and production plans require the vote of at least one Director chosen by the Company. Unanimous consent of the Board of Directors is required for all fundamental corporate changes.

      Shanghai Pudong General Bearing Company ("SPGBC"), a joint venture between General Bearing Corporation and Shanghai Xiua Industrial Corporation was established in 1996. Located in the Pudong Industrial Zone of Shanghai, this venture produces ball bearings for sale in the U.S. by the Company. The Company contributed $150,000; 25% of the registered capital, in 1998. In 1998 and 1999, the Company imported $1.6 million and $1.7 million from SPGBC, respectively.

      NGBC, a joint venture between General Bearing Corporation and China Ningbo Genda Bearing Company, Ltd., was established in early 1998. Located in Yuyao City, China, this venture manufactures ball and roller bearings and their components. Initially, the ventures production has been directed to electric motor bearings. In its second stage, its production will be heavily weighted toward product for sale by the Company to the U.S. automotive industry. The Company's initial contribution was $1 million; 33.3% of the registered capital. In 1999, the joint venture partners agreed to increase the registered capital of NGBC for expansion. The Company contributed $450,000 in cash and equipment in line with its ownership. The Company imported $3.4 million and $8.1 million from NGBC in 1998 and 1999, respectively.

      Jiangsu General Ball & Roller, Ltd. ("JGBR"), a joint venture with Jiangsu Lixing Steel Ball Factory (Group) ("JSBF"), was established in 1999. Located in Rugao City, China, this venture is comprised of the operations of JSBF, a manufacturer of rolling elements for bearings. In March 2000, the Company formed NN General, LLC, a joint venture with NN Ball & Roller, Inc. ("NN"). The Company and NN each hold a 50% interest in NN General which holds a 60% interest in JGBR. The Company invested net cash for these transactions of $100,000 in 2000. Also in 2000, the Company advanced $900,000.

      In addition, World has entered into two additional joint ventures with a Chinese bearing manufacturer. These joint ventures are suppliers to the Company.

      Rockland Manufacturing Company, ("Rockland") a joint venture between a subsidiary of World and Wafangdian USA Ltd., was established in 1993 and exists at the facilities of the Company. Rockland offers flexibility to the Company by providing readily accessible inventory which the Company pays for at the time it is needed to fill customer orders. The Company purchased $5.2 million and $3.5 million from Rockland in 1998 and 1999, respectively.

      Wafangdian General Bearing Co., Ltd. ("WGBC"), is a joint venture between World and Wafangdian Bearing Company. WGBC produces components for spherical roller bearings and railroad bearings in the PRC. The Company sells the WGBC bearings in the U.S. In its second stage, it is proposed that WGBC will produce rear wheel automotive bearings. The Company did not import directly from WGBC in 1998 and 1999. WGBC is a supplier to certain joint ventures and affiliates of the Company.

      In 1997, World granted the Company options, exercisable prior to December 31, 1999, to purchase from World, its interest in Rockland and WGBC, for $400,000 and $846,000 (subject to adjustment based on change in accounts payable by WGBC to World), respectively, representing the estimated capital contributions, advances for administrative expenses and other costs paid by World with respect to such ventures prior to January 2, 1999; plus any additional capital contributions made and administrative expenses incurred on behalf of the joint venture by World after such date. The Company did not exercise the options.

SALES, MARKETING AND CUSTOMERS

      The Company markets its products in the U.S. and abroad through 12 salaried sales employees as well as 30 commissioned independent sales representative organizations, aggregating 115 sales persons. In addition, the Company has 11 customer service representatives responsible for handling orders and providing sales support. Products sold through the OEM Division bear The General(R) label for ball bearings and the Hyatt(R) brand for all types of roller bearings.

      The Company participates in trade shows sponsored by the Truck Maintenance Council, American Trucking Association and the Railway Supply Association. The Company spent $278,000 on advertising for fiscal 1999 and it anticipates that its advertising expenditures for fiscal 2000 will be about the same.

      Current OEM customers include GM, Ford, Trailmobile, Great Dane, Union Pacific, Burlington Northern, Pitney Bowes, Kodak and A. O. Smith. The OEM Division has approximately 400 customers. The Distribution Division markets the same broad line of bearing products as the OEM division. The Distribution Division has over 1,050 customers, ranging in size from Motion Industries and Applied Industrial, each of which has approximately 400 stores in the U.S., to independent single outlet operations. The OEM Division focuses on the transportation industry: e.g., truck/trailer manufacturers, railroad locomotive and freight car manufacturers and automotive manufacturers. In 1999, sales to Ford represented more than 10% of the company's total net sales. There were no individual customers representing at least 10% of sales in 1998 or 1997.

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

EMPLOYEES

      As of January 1, 2000, the Company had 157 full-time employees, of whom 96 were engaged in production, shipping and receiving, quality control, and maintenance, and 23 of whom were engaged in sales and marketing. The balance of the Company's full-time employees is primarily administration. 82 of the Company's employees engaged in production, shipping and receiving, quality control and maintenance, are subject to collective bargaining and are represented by the United Brotherhood of Carpenters and Joiners of America, AFL-CIO, Local 3127 ("Union"). The current collective bargaining agreement with the Union expires on April 30, 2000. The Company is currently in discussions with the Union regarding renewal. The Company believes that relations with its employees, including those subject to collective bargaining, are good. The Company has a 20 year relationship with the Union and has never experienced a Union work stoppage.

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

      The Company's use of the Hyatt(R) trademark is pursuant to a license with General Motors. Under the Hyatt License, the Company has the right to use the terms "Hyatt," "Hyatt Railway," "Hyatt Railway Products," "Hyatt Manufacturing," "Hyatt General" and various derivatives of "Hyatt" in connection with locomotive journal boxes, traction motor bearings, component parts thereof, and other products. The initial term of the Hyatt License extended until January 1, 2000. The license has been renewed for an additional ten year term. The Company paid GM an initial fee of $30,000 upon execution of the Hyatt License and has paid an annual licensing fee to GM in an amount increasing from $20,000 in 1990 to $35,000 in 1999. The fee payable by the Company upon the exercise of its option to renew the Hyatt License is based upon a benchmark of $35,000 indexed for inflation between 1990 and the year of payment.

ENVIRONMENTAL COMPLIANCE

      The Company's operations are subject to federal, state and local regulatory requirements relating to pollution control and protection of the environment. Based on information compiled to date, management believes that the Company's current operations are in material compliance with applicable environmental laws and regulations. See Legal Proceedings.

Item 2. Properties.

      The Company leases a facility located in West Nyack, New York, which has approximately 190,000 square feet of floor space. Management believes that the plant is adequate for the Company's present needs and anticipated expansion. The West Nyack facility, which is used principally for administrative, assembly, manufacturing, and distribution purposes, is owned by Gussack Realty Company ("Realty"). On November 1, 1996, the Company and Realty entered into a lease for the West Nyack facility ("Lease"), which provides for an initial term expiring on October 31, 2003, and is renewable at the option of the Company for an additional six year term. The lease specifies a base rent of $4.81 per square foot (or $913,000) annually, payable in monthly rent payments of $76,000. The Lease provides for an increase in the rent every other year, commencing in 1998, to the greater of (i) 106% of the preceding year's rent or (ii) the preceding years rent multiplied by a fraction the numerator of which is the Consumer Price Index for the area including Rockland County or, if no such index is published, for Northern Jersey ("CPI") in effect 90 days prior to November 1 of the new rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 increase amounted to 6% of the preceding year, resulting in rent of $5.0986 per square foot (or $968,000) annually effective through October 31, 2000. Simultaneously, the Company entered into a sublease with WMW Machinery Co. and World for approximately 31,000 and 5,500 square feet of the West Nyack facility, respectively. See "Item 13 - Certain Relationships and Related Transactions."

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

      In 1998, the Court of International Trade (CIT) issued a ruling in the action challenging Commerce's determinations in the 4th, 5th and 6th Reviews.

      In that portion of the ruling potentially applicable to the Company, the CIT affirmed the findings of Commerce but remanded certain issues back to Commerce for redetermination. On August 25th, 1998 Commerce issued the final results of its redeterminations, which did not materially affect the antidumping margins of SGBC and had no impact on SGBC's partial revocation of the antidumping order. On December 7, 1998, the CIT affirmed Commerce's remand determinations and the action challenging Commerce's determinations in the 4th, 5th and 6th Reviews was dismissed. Timken filed an appeal with the U.S. Court of Appeals for the Federal Circuit, which affirmed the decision of the CIT in 1999.

      In the CIT action challenging the results of the 7th review, the CIT issued a ruling on July 30, 1999 remanding certain issues to Commerce for redetermination. The redeterminations were issued by Commerce on December 13, 1999 and did not change any aspect affecting SGBC's status. On February 8, 2000 the CIT entered a judgement affirming the remand results and dismissing the case.

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

      On April, 22, 1999, the jury in the above matter found in favor of Realty and the Company, and against Xerox on both the complaint and the counterclaim. On May 28th, 1999, the Court entered judgment in favor of Realty and the Company for compensatory damages of $1,083,000 and sanctions of $28,000.

      On June 14th, 1999, Xerox filed a motion for entry of a judgment in favor of Xerox notwithstanding the verdict, pursuant to Rule 50(b) of the Federal Rules of Civil Procedure, which the Court denied.

      On June 24th, 1999, Realty and the Company filed an appeal with the United States Court of Appeals for the Second Circuit (the"appellate court"), challenging several rulings of the trial judge, including, among other things, his denial of prejudgment interest and refusal to allow the jury to consider punitive damages.

      On July 23rd, 1999, Xerox filed a cross appeal.

      All appellate briefs have been filed and the parties expect oral argument to take place in the last week of April, 2000.

      Additionally, in October, 1997, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York, seeking to hold Xerox in Contempt and for sanctions, on the grounds that the counterclaim filed by Xerox against the Company was discharged upon confirmation of the Company's Chapter 11 Reorganization Plan in 1993. In its response Xerox alleged that its counterclaims were not discharged and that even if they were discharged, Xerox can use them to offset the Company's claims against Xerox. On March 3, 1999, the Company filed a motion for partial summary judgment before the U.S. Bankruptcy Court judge on the contempt matter and Xerox filed a cross-motion for summary judgment. After hearing oral argument on April 9, 1999, the Bankruptcy court judge denied both motions. The case is awaiting further hearing.

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock has been quoted on the NASDAQ Small Cap market under the symbol "GNRL" since the Company's initial public offering effective February 7, 1997.

      The following charts set forth the high and low bid prices for each quarterly period in the last two fiscal years.

                                                           1999
                                             ---------------------------------
Stock Prices                                    High                  Low
                                             ---------------------------------
      1st Quarter                               10                   6

      2nd Quarter                               10 7/8               6 11/16

      3rd Quarter                                8 1/2               5 3/4

      4th Quarter                                8 3/8               4 5/16

                                                           1998
                                             ---------------------------------
Stock Prices                                    High                  Low
                                             ---------------------------------
      1st Quarter                               18                  11 1/8

      2nd Quarter                               13 3/8               7 5/8

      3rd Quarter                               10                   5

      4th Quarter                                9 1/2               4 5/8

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

      At February 29, 2000, the Company believes it had in excess of 700 holders of its Common Stock.

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

                           General Bearing Corporation
                             Selected Financial Data
                    (In Thousands Except for Per Share Data)

                                                                              Years Ended
------------------------------------------------------------------------------------------------------------------------------
                                              December 30,      December 28,    December 27,      January 2,        January 1,
                                                  1995             1996             1997             1999              2000
------------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:

Sales                                           $ 42,070          $ 38,362         $ 42,153         $ 45,461         $ 51,855

Operating income                                $    354          $  3,201         $  4,053         $  4,920         $  5,636

Income (loss) before extraordinary

     item and income tax (benefit)              $ (2,229)         $  1,998         $  3,246         $  4,569         $  5,223

Net income (loss)                               $ (1,729)         $  2,198         $  5,346         $  2,881         $  3,319

Net income (loss) per basic share

   (before extraordinary item)                  $   (.58)         $    .73         $   1.41         $    .74         $    .85


Net income (loss) per basic share               $   (.58)         $    .73         $   1.41         $    .74         $    .85

Net income (loss) per diluted share             $   (.58)         $    .73         $   1.38         $    .73         $    .85
------------------------------------------------------------------------------------------------------------------------------

                                                                             Years Ended
------------------------------------------------------------------------------------------------------------------------------
                                            December 30,     December 28,    December 27,      January 2,       January 1,
                                               1995             1996             1997             1999             2000
------------------------------------------------------------------------------------------------------------------------------
Balance Sheet Data:
Total Assets                                  $27,086          $24,399          $26,802          $30,338          $36,327

Long-term debt (excluding current
portion)                                      $ 4,817          $ 4,493          $   910          $ 1,951          $12,842

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Fiscal 1999 compared to Fiscal 1998

      Sales. Sales for fiscal 1999 of $51,855,000 represents a 14.1% increase over 1998. Sales in the OEM Division increased 23.8% over 1998 to $38,567,000 primarily as a result of higher sales volume to existing customers as well as new contracts awarded during the year. The largest increase was in tapered roller bearings for heavy duty truck trailers. The Company also increased sales to the automotive industry as a result of the first full year of shipments on a two-year, $14,000,000 contract with the Ford Motor Company to supply certain ball bearings as well as new contracts to supply certain driveline components. The Distribution Division was able to selectively increase prices, however, softness in the industrial distribution aftermarket resulted in a net decrease in sales of 7.2% from 1998 to $13,288,000.

      Gross Profit. Gross profit for fiscal 1999 of $15,630,000 represents an 11.7% increase over 1998. As a percentage of sales, gross profit (GP%) was 30.1% for 1999 compared to 30.8% for 1998. Overall GP% was adversely impacted by product mix resulting from growth in sales to original equipment manufacturers combined with softness in the industrial distribution aftermarket. Sales of the OEM Division and the Distribution Division represented 74% and 26% of total sales, respectively, in 1999 compared to 69% and 31%, respectively, in 1998. GP% for the OEM Division was 22.1% in 1999 compared to 21.7% in 1998. This improvement is primarily due to cost reductions achieved through strategic sourcing with our joint ventures. GP% for the Distribution Division was 53.6% in 1999 compared to 50.5% in 1998. This increase was due to price increases, product mix and cost reductions.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 19.3% for 1999 compared to 20.0% in 1998. This reduction reflects the effect of the increased sales volume. S,G&A increased by $918,000. This is primarily attributable to increases in salary, warehousing and freight out expenses in the OEM Division to support its current year and projected growth. This was partially offset by lower travel and entertainment.

      Operating Income. Operating income for fiscal 1999 of $5,636,000 represents a 14.6% increase over 1998. The operating income for the OEM Division increased 48.0% over 1998 to $3,181,000 primarily due to the sales and gross profit changes described above. Operating income in the Distribution Division decreased 11.4% compared to 1998 to $2,445,000 reflecting lower sales volume partially offset by higher GP%.

      Interest Expense. Interest expense was $705,000 in 1999 compared to $747,000 in 1998. This decrease is primarily due to lower interest rates.

      Other. The Company recognized other income of $350,000 in 1998 from the sale of fixed assets to WGBC. There was no other income in 1999.

      Income Tax. The Company's effective income tax rate was 36.5% in 1999 compared to 36.9% in 1998. Both amounts reflect a normal rate of taxation.

      Net Income. Net income for 1999 increased 15.2% from 1998 to $3,319,000 or $.85 per basic and diluted share, from $2,881,000 or $.74 and $.73 per basic and diluted share, respectively in 1998. The increase is primarily due to the higher sales volume.

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

      Gross Profit. Gross profit for fiscal 1998 of $13,996,000 represents a 7.1% increase over 1997. GP% was 30.8% for 1998 compared to 31.0% for 1997. Overall, the Company's GP% was favorably affected by the Company's strategy to de-emphasize sales of low margin commodity bearings. However, on an overall basis, GP% was adversely impacted by product mix resulting from growth in sales to original equipment manufacturers combined with softness in the industrial distribution aftermarket. Sales of the OEM Division and the Distribution Division represented 69% and 31% of total sales, respectively, in 1998 compared to 62% and 38%, respectively, in 1997. Both the OEM and Distribution Divisions were favorably affected by the implementation of a program to increase efficiency in plant operations. This program entailed the consolidation of operations at the Company's West Nyack, New York facility which resulted in a significant reduction of plant personnel and overhead costs as well as simplification of tooling and quality control functions. Additionally, the Company increased sourcing from joint ventures and believes that savings associated with this lower cost sourcing method reduced cost of goods sold. GP% for the OEM Division was 21.7% in 1998 compared to 22.8% in 1997. The effects of product mix and introductory pricing necessary to increase market share offset the cost reductions mentioned above. The Company intends to increase GP% in 1999 as a result of firmer pricing, cost reduction projects completed during 1998, and new cost reduction projects already underway. GP% for the Distribution Division was 50.5% in 1998 compared to 44.1% in 1997. This increase was due to price increases and cost reductions.

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

      Net Income. Income before taxes for 1998 increased 40.8% from 1997. Net income for 1998 decreased to $2,881,000 or $.74 and $.73 per basic and diluted share, respectively, from $5,346,000 or $1.41 and $1.38 per basic and diluted share, respectively in 1997. The decrease is primarily due to the accrual for income taxes in 1998 compared to the tax benefit recorded in 1997.

   Financial Condition, Liquidity and Capital Resources

      During the three years ended January 1, 2000, the Company's primary sources of capital have been net cash provided by operating activities, a term loan, sale of common stock and financing from affiliates. Working capital requirements also have been financed by a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. At January 2, 1999, and January 1, 2000, the Company had working capital of $13.1 million and $28.0 million respectively. This improvement is primarily due to refinancing the Company's short term debt with long term debt.

      Historically, the Company has used cash provided by operations to fund a portion of its operating requirements and capital expenditures. In 1999, cash provided by operating activities was $816,000. Cash provided from net income and deferred income taxes was partially offset by increased inventory. The primary reasons for the inventory increase are to support current and future demand for tapered journal bearings and truck size tapered roller bearings.

      The Company also has relied on borrowings under a $15.0 million Revolving Credit Facility with Bank of New York Commercial Corporation ("BNYCC") to fund operations. All amounts owing under this facility were repaid in December 1999 using proceeds from a new $21.0 million Revolving Credit Facility with KeyBank National Association. In addition to the increased commitment, the new agreement provides greater flexibility and lower interest rates. The Credit Agreement allows for borrowings, from time to time, not to exceed the revolving commitment amount then in effect less certain amounts owed to lender by World and any letters of credit.

      At January 1, 2000, the Company had outstanding debt of $11,406,000 under its Revolving Credit Facility and had further availability of approximately $6.2 million. The Credit Agreement contains covenants that, among other things, limit the Company's ability to incur additional indebtedness, limit capital expenditures and investments, and requires the Company to maintain certain financial ratios relating to funded debt, fixed charge coverage and interest coverage. At January 1, 2000, the Company was in compliance with all loan covenants.

      Investment in affiliates increased by $450,000 due to the Company's additional investment in its joint venture, NGBC. This investment, consisting of $150,000 in cash and $300,000 in machinery and equipment, was made in accordance with the terms of the joint venture agreement and was proportionally matched by the joint venture partner. The Company's investment in SGBC decreased $49,000 due to an equity distribution received during 1999.

      Cash used in investing activities also includes $532,000 for capital expenditures. The Company anticipates that capital expenditures for the 2000 fiscal year will be approximately $750,000. However, the Company, from time to time, may consider the implementation of programs to expand or improve its operations, which could increase capital expenditures above this level.

      The cash balance of $2,272,000 at January 1, 2000 includes $1,818,000 held at General Motors Acceptance Corporation, formerly known as BNYCC. As a result of the termination of the credit facility, cash collateral was required to secure all outstanding letters of credit issued by BNYCC.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowings under the existing and any future revolving credit facilities will be sufficient to finance the Company's stock buyback program, as well as its anticipated working capital and capital expenditure requirements for at least the next 24 months.

Year 2000 Compliance

      The "Year 2000" problem refers to and arises from deficient computer programs and related products, such as embedded chips, which do not properly recognize or process a year that begins with "20" instead of "19". If not corrected, many computer applications could fail or create erroneous results.

A. The Company's Readiness:

      1. (i) Information Technology (IT) systems: The Company has conducted a comprehensive review of its computer systems to identify those that could be affected by the Year 2000 issue. The Company has made changes or installed upgrades where necessary. Our systems remain fully operational in 2000.

      (ii) Non IT systems: Non IT systems are those which typically include "embedded" technology such as microcontrollers and chips. These systems are compliant.

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

B. Cost: The Company has not allocated anticipated year 2000 remediation costs among the various systems which may be affected but believes that total remediation costs were immaterial.

C. Risks: The Company believes that the greatest risk presented by the year 2000 problem is from third parties, such as suppliers, financial institutions, utility providers, etc. who may not have adequately addressed the problem. A failure of any such third party's computer or other applicable systems in sufficient magnitude could materially and adversely affect the Company. The Company has not experienced any such failures.

D. Contingency Plans: The Company documented its Year 2000 contingency plan including creation of detailed manual procedures for every department should the Year 2000 problem cause an interruption in computer services, issuance of a comprehensive set of year-end reports prior to January 1, 2000 to ensure that the necessary information is available to conduct business in an uninterrupted fashion until any problems are resolved and paper back up of the transactions executed during downtime, if any.

The Company has experienced no Year 2000 problems.

Inflation

      The effect of inflation on the Company has not been significant during the last two fiscal years.

Recent Accounting Standards

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative Investments and Hedging Activities Income. SFAS 133 is effective for transactions entered into after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company believes that the adoption of SFAS 133 will not have any effect on its results of operations and financial position as it does not use derivative financial instruments.

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

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

INTEREST RATE RISK

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt (see Note 9). The Company does not use derivative financial instruments.

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

                    FOR THE THREE YEARS ENDED JANUARY 1, 2000

Item 8. Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                       Page
                                                                       ----

     Report of Independent Certified Public Accountants .............  F-19

     Consolidated Balance Sheets, January 2, 1999 and
       January 1, 2000 ..............................................  F-20

     Consolidated Statements of Operations for the Years Ended
       December 27, 1997, January 2, 1999 and January 1, 2000 .......  F-21

     Consolidated Statements of Changes in Stockholders' Equity
       for the Years Ended December 27, 1997, January 2, 1999
       and January 1, 2000 ..........................................  F-22

     Consolidated Statements of Cash Flows for the Years Ended
       December 27, 1997, January 2, 1999 and January 1, 2000 .......  F-23

     Summary of Significant Accounting Policies .....................  F-24 - 26

     Notes to Consolidated Financial Statements .....................  F-27 - 40

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

General Bearing Corporation
West Nyack, New York

We have audited the accompanying consolidated balance sheets of General Bearing Corporation and subsidiaries as of January 2, 1999 and January 1, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended January 1, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Bearing Corporation and subsidiaries as of January 2, 1999 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2000, in conformity with generally accepted accounting principles.


BDO Seidman, LLP

New York, New York
February 17, 2000

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
               (In Thousands Except for Shares and Per Share Data)

                                                                January 2,  January 1,
                                                                   1999        2000
                                                                ----------  ----------
                        ASSETS
Current:
    Cash and cash equivalents                                    $     29    $  2,272
    Accounts receivable - trade, less allowance for doubtful
       accounts of $200 and $137                                    5,772       6,205
    Inventories                                                    16,423      18,896
    Prepaid expenses and other current assets                         358         836
    Advances to affiliates                                            940       1,040
    Advances to parent                                                 --         588
    Deferred tax asset                                                437         587
                                                                 --------    --------
          Total current assets                                     23,959      30,424

Fixed assets, net                                                   3,277       2,811
Investment in affiliates                                            1,695       2,388
Advances to affiliate                                                 423         442
Deferred tax asset                                                    956          --
Other assets                                                           28         262
                                                                 --------    --------

Total Assets                                                     $ 30,338    $ 36,327
                                                                 ========    ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Note payable - bank                                          $  8,126    $     --
    Accounts payable:
       Trade                                                        1,271       1,056
       Affiliates                                                       3         133
       Parent                                                          94          --
    Accrued expenses and other current liabilities                  1,128       1,184
    Current maturities of long-term debt                              286          63
                                                                 --------    --------
          Total current liabilities                                10,908       2,436
                                                                 --------    --------

Long-term debt, less current maturities:
    Bank                                                              557      11,406
    Other                                                             440         440
    Affiliate                                                         954         996
                                                                 --------    --------
          Total long-term debt                                      1,951      12,842
                                                                 --------    --------

Deferred taxes                                                         --         205

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000 none issued and outstanding                --          --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, issued and outstanding 3,918,950
       and 3,924,950 shares                                            39          39
    Additional paid-in capital                                     28,758      28,804
    Deficit                                                       (11,318)     (7,999)
                                                                 --------    --------
          Total stockholders' equity                               17,479      20,844
                                                                 --------    --------

Total liabilities and stockholders' equity                       $ 30,338    $ 36,327
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

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (In Thousands Except for Shares and Per Share Data)

                                                              Years Ended
                                               -----------------------------------------
                                               December 27,    January 2,     January 1,
                                                  1997           1999           2000
                                               -----------    -----------    -----------
Sales                                          $    42,153    $    45,461    $    51,855
Cost of sales                                       29,090         31,465         36,225
                                               -----------    -----------    -----------

     Gross profit                                   13,063         13,996         15,630

Selling, general and administrative expenses         8,607          9,076          9,994
Plant closing costs, net                               403             --             --
                                               -----------    -----------    -----------

     Operating income                                4,053          4,920          5,636
                                               -----------    -----------    -----------

Other (income) expense
     Interest, net, including $21,
         ($13), ($36) to (from) parent                 851            747            705
     Equity in income of affiliates                    (25)           (46)          (292)
     Other                                             (19)          (350)            --
                                               -----------    -----------    -----------

Total Other (income) expense                           807            351            413
                                               -----------    -----------    -----------

     Income before income taxes                      3,246          4,569          5,223

Income tax (benefit)                                (2,100)         1,688          1,904
                                               -----------    -----------    -----------

     Net Income                                $     5,346    $     2,881    $     3,319
                                               ===========    ===========    ===========

Income per common share:
     Basic                                     $      1.41    $       .74    $       .85
                                               -----------    -----------    -----------

     Diluted                                   $      1.38    $       .73    $       .85
                                               -----------    -----------    -----------

Weighted average number of common shares

     Basic                                       3,798,904      3,914,809      3,922,453
                                               -----------    -----------    -----------

     Diluted                                     3,868,610      3,972,397      3,922,602
                                               -----------    -----------    -----------

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF CHANGES
                             IN STOCKHOLDERS' EQUITY
                        (In Thousands Except for Shares)

                                        Preferred Stock                 Common Stock             Additional
                                  --------------------------      --------------------------       paid-in
                                    Shares          Amount          Shares          Amount         capital          Deficit
                                  ----------      ----------      ----------      ----------     -----------       ----------
Balance, December 28, 1996                --              --       3,000,000              30          23,655          (19,545)

Sale of 900,000 Common Shares             --              --         900,000               9           4,937               --

Net income                                --              --              --              --              --            5,346
                                  ----------      ----------      ----------      ----------      ----------       ----------

Balance, December 27, 1997                --              --       3,900,000              39          28,592          (14,199)

Sale of 18,950 Common Shares-
  Stock Options Exercised                 --              --          18,950               0             132               --

Tax benefit- Stock Options
  Exercised                               --              --              --              --              34               --

Net Income                                --              --              --              --              --            2,881
                                  ----------      ----------      ----------      ----------      ----------       ----------

Balance, January 2, 1999                  --              --       3,918,950              39          28,758          (11,318)

Sale of 6,000 Common Shares-
  Stock Options Exercised                 --              --           6,000              --              42               --

Tax benefit-Stock Options
  Exercised                               --              --              --              --               4               --

Net Income                                                                --              --              --            3,319
                                  ----------      ----------      ----------      ----------      ----------       ----------

Balance,  January 1, 2000                 --              --       3,924,950      $       39      $   28,804       $   (7,999)
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

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                        Year ended
                                                            ------------------------------------
                                                            December 27,  January 2,  January 1,
                                                                1997         1999       2000
                                                                ----         ----       ----
Cash flows from operating activities:
    Net income                                                $  5,346    $  2,881    $  3,319
Add (deduct) noncash items charged(credited) to income:
    Deferred income taxes                                       (2,180)      1,521       1,011
    Depreciation and amortization                                  511         490         507
    Equity in income of affiliates                                 (25)        (46)       (292)
    Loss (gain) on disposal of fixed assets                        (36)       (316)          2

Add (deduct) changes in operating assets and liabilities:
    Accounts receivable                                           (898)       (299)       (433)
    Inventories                                                  2,152      (4,676)     (2,473)
    Prepaid expenses and other assets                               42         521        (720)
    Due to (from) affiliates                                    (3,661)        300          53
    Accounts payable and accrued expenses                         (991)       (504)       (158)
                                                              --------    --------    --------

        Net cash provided by (used in)
            operating activities                                   260        (128)        816
                                                              --------    --------    --------

Cash flows from investing activities:
    Investment in affiliates, net                                   --        (936)       (101)
    Fixed asset purchases                                         (605)       (906)       (532)
    Proceeds from sale of fixed assets                             351         694          --
                                                              --------    --------    --------

        Net cash used in investing activities                     (254)     (1,148)       (633)
                                                              --------    --------    --------

Cash flows from financing activities:
    Proceeds from sale of common shares, net                     4,947         132          42
    Net proceeds from revolving credit facility                     --          --      11,406
    Repayment of long-term debt - bank                            (223)       (223)       (780)
    Increase (decrease) in note payable - bank                  (4,087)      2,686      (8,126)
    Repayment of long-term debt and other balances - parent       (538)     (1,408)       (482)
                                                              --------    --------    --------

        Net cash provided by financing activities                   99       1,187       2,060
                                                              --------    --------    --------

Net increase (decrease) in cash and cash equivalents               105         (89)      2,243

Cash and cash equivalents, beginning of year                        13         118          29
                                                              --------    --------    --------

Cash and cash equivalents, end of year                        $    118    $     29    $  2,272
                                                              ========    ========    ========

           See accompanying summary of significant accounting policies and notes to consolidated financial statements.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company         General Bearing Corporation ("General") and subsidiaries
                    (collectively, the "Company") manufactures, sources, assembles and distributes a variety of bearing components and bearing products, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings. Under the Hyatt(R)and The
                    General(R)trademarks, the Company supplies original equipment manufacturers ("OEMs") and the industrial aftermarket principally in the United States ("U.S."). The
                    Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty trailers, office equipment, machinery and appliances. At January 1, 2000, 76.4% of the Company is owned by World Machinery Company ("World" or
                    "Parent").

Principles of       The accompanying consolidated financial statements include
Consolidation       the accounts of General and two majority-owned subsidiaries which are inactive at the end of fiscal 1999. Investments in 20% to 50% owned companies are accounted for on the equity method and accordingly, all dividends received are treated as a return of capital.

                    All significant intercompany accounts and transactions have been eliminated.

Cash and            The Company considers all highly liquid investments with a
Cash Equivalents    maturity of three months or less when purchased to be cash equivalents.

Inventories         Inventories are stated at the lower of cost (first-in,
                    first-out method) or market.

Fixed Assets        The cost of depreciable plant and equipment is depreciated for financial reporting purposes over the estimated useful lives using the straight-line method. The estimated lives for each property classification are as follows:

                    ------------------------------------------------------------
                    Machinery and equipment                        3 to 10 years
                    Furniture and fixtures                              10 years
                    Transportation equipment                        3 to 5 years
                    Leasehold improvements            Lesser of life of lease or
                                                                     useful life
                    ============================================================

                    Expenditures for maintenance, repairs and minor renewals or betterments are charged against income. Major renewals and replacements are capitalized.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Evaluating          The Company reviews the carrying values of its long-lived
Recoverability of   and identifiable intangible assets for possible impairment
Long Lived Assets   whenever events or changes in circumstances indicate that
                    the carrying amount of the assets may not be recoverable.
                    The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell.

Revenue             The Company recognizes revenue when products are shipped.
Recognition

Reporting Period    The reporting period for the Company is a 52-53 week period.
                    There were 52 weeks in the period ended December 27, 1997, 53 weeks in the period ended January 2, 1999, and 52 weeks in the period ended January 1, 2000.

Income Taxes        The Company filed a consolidated Federal income tax return with its Parent through the date of its initial public offering, completed in February, 1997; thereafter, it files its own federal return. State and local tax returns are filed separately. Federal income taxes are calculated as if the Company filed its tax return on a separate return basis for all periods presented.

                    Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as recoverable Alternative Minimum Tax payments.

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

Estimated Fair      Statement of Financial Accounting Standards ("SFAS") No.
Value of Financial  107, "Disclosure About Fair Value of Financial Instruments",
Instruments         requires disclosures of fair value information about
                    financial instruments, for which it is practicable to estimate the value, whether or not recognized on the balance sheet.

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

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentrations of   The Company extends credit based on an evaluation of the
Risk                customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The
                    Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company obtained 52%, 72% and 77% of its bearing and component requirements from various Chinese joint ventures in the years ended December 27, 1997, January 2, 1999 and January
                    1, 2000, respectively.

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

Recent Accounting   In June 1998, the Financial Accounting Standards Board
Standards           issued SFAS No. 133 ("SFAS 133"), Accounting for Derivative
                    Investments and Hedging Activities Income. SFAS 133 is effective for transactions entered into after June 15, 2000.
                    SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of the derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company believes that the adoption of SFAS 133 will not have any effect on its results of operations and financial position as it does not use derivative financial instruments.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Initial Public  In February, 1997, the Company completed an initial public
    Offering offering ("IPO") in which 900,000 shares of common stock were sold for $ 7 per share for a total consideration of $
                    6.3 million. Net proceeds received by the Company amounted to approximately $ 4.9 million. The Company has used a portion of these proceeds as working capital and to pay down debt.

2.  Inventories     Inventories consist of the following: (In Thousands)

                                                         January 2,   January 1,
                                                            1999         2000
                    ------------------------------------------------------------
                    Finished goods                         $7,140       $6,738

                    Raw materials, purchased parts and
                    work-in-process                         9,283       12,158
                    ------------------------------------------------------------
                                                          $16,423      $18,896
                    ============================================================

3.  Fixed Assets    Fixed assets consist of the following: (In Thousands)

                                                         January 2,   January 1,
                                                            1999         2000
                    ------------------------------------------------------------
                    Machinery and equipment                $4,960       $4,835
                    Furniture and fixtures                    380          394
                    Leasehold improvements                    674          690
                    Transportation equipment                  152          173
                    ------------------------------------------------------------
                                                            6,166        6,092

                    Less: Accumulated depreciation          2,889        3,281
                    ------------------------------------------------------------
                                                           $3,277       $2,811
                    ============================================================

                    Included in machinery and equipment is construction in process of $407,000. The Company estimates that it will cost $75,000 to complete construction in process.

                    Depreciation expense was $508,000, $486,000 and $495,000 for the years 1997, 1998 and 1999, respectively.

                    In 1998, the Company purchased $114,000 of machinery and equipment from an affiliate.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Investment
    In Affiliates   Investment in affiliates consists of the following:
                    (In Thousands)

                                                         January 2,   January 1,
                                                            1999         2000
                    ------------------------------------------------------------
                    Less than 50% owned - at equity:

                    Shanghai General Bearing Co., Ltd.
                    (25% owned) (a)                         $566         $828

                    Ningbo General Bearing Co., Ltd.
                    (33.3% owned) (b)                        977        1,404

                    Shanghai Pudong General Bearing
                    Co., Ltd. (25% owned) (c)                152          156
                    ------------------------------------------------------------
                                                          $1,695       $2,388
                    ============================================================

                    (a) Shanghai General Bearing Co., Ltd. ("SGBC") was formed in June 1987 for an initial term of ten years. During 1996, the Company extended the term to June 2008 and can further extend the term for an additional ten year interval upon six months notice and unanimous consent of SGBC's board of directors. The Company is not required to contribute additional capital. Upon receipt of a total of $1,375,000 in dividends, the Company will cease to receive any further dividends. Through January 1, 2000, the Company has received $315,000 in dividends from SGBC. After termination of the joint venture, all equipment and machinery contributed by the Company will be turned over to the joint venture partner without compensation to the Company.

                    (b) Ningbo General Bearing Company Ltd., ("NGBC") was formed in March 1998 for a term of sixteen years. Upon expiration or early termination of the business term, assets will be distributed in the same proportion as the respective paid investments to the registered capital. The Company is not required to contribute additional capital.

                    (c) Shanghai Pudong General Bearing Company Ltd., ("SPGBC") was formed in 1996. The Company is not required to contribute additional capital.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  Advances to
    Affiliates      Advances to affiliates consists of the following:
                    (In Thousands)

                                                           January 2,   January 1,
                    Current:                                  1999        2000
                    --------------------------------------------------------------
                    Rockland Manufacturing Company (a)        $580        $  766
                    WMW Machinery Co., Inc. (b)                 90           167
                    Shanghai General Bearing Co., Ltd.         254            53
                    Gussack Realty Company                      --            37
                    Shanghai Pudong General Bearing Co., Ltd.   16            17
                    --------------------------------------------------------------
                                                              $940        $1,040
                    ==============================================================

                    Long-term:
                    General IKL Corp. (see Note 13(e))        $423          $442
                    ==============================================================

                    (a) Rockland Manufacturing Company is a joint venture of the Parent and the advances are used primarily for inventory purchases and administrative expenses.

                    (b) WMW Machinery Company is a wholly owned subsidiary of the Parent and the advances relate primarily to administrative expenses.

6.  Note Payable    At January 2, 1999, the Company was obligated to a bank
    - Bank          under a revolving line of credit which was replaced with
                    proceeds from a new credit agreement (see Note 9).

7.  Accrued
    Expenses
    and Other
    Current         Accrued expenses and other current liabilities consist of
    Liabilities     the following: (In Thousands)

                                                       January 2,     January 1,
                                                          1999           2000
                    ------------------------------------------------------------
                    Payroll & related benefits          $  290         $  376
                    Sales commissions                      267            199
                    Sales rebates                          177            149
                    Other                                  394            460
                    ------------------------------------------------------------
                    Total                               $1,128         $1,184
                    ============================================================

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  Taxes on
    Income The federal, state and local income taxes (benefits) consist of the following:

                                                                                  Years Ended
                                                                       -----------------------------------
                                                                       December    January 2,   January 1,
                               (In Thousands)                          27, 1997       1999         2000
                    --------------------------------------------------------------------------------------
                    Deferred:

                       Federal                                         $(2,092)      $ 1,436      $   977

                       State and local                                     (88)           85           34
                    --------------------------------------------------------------------------------------

                                                                        (2,180)        1,521        1,011

                    Current:

                       Federal                                              80            80          656

                       State and local                                      --            87          237
                    --------------------------------------------------------------------------------------
                                                                       $(2,100)      $ 1,688      $ 1,904
                    ======================================================================================

                    The major elements contributing to the difference between Federal statutory rate and the Company's effective tax rate are as follows:

                                                                                Year ended
                                                                  ---------------------------------------
                                                                  December 27,   January 2,    January 1,
                                                                     1997          1999          2000
                    -------------------------------------------------------------------------------------
                    Statutory rate                                   34.0%         34.0%         34.0%
                    Increase (decrease) in valuation allowance
                      (due primarily to non-utilization of net
                      operating loss)                               (90.6)           --            --
                    State and local income taxes (tax benefit)
                      less federal income tax benefit                (1.8)          2.5           3.4
                    Permanent and other differences                   0.4           0.4          (0.9)
                    -------------------------------------------------------------------------------------
                    Effective rate                                  (58.0%)        36.9%         36.5%
                    =====================================================================================

                    Temporary differences which give rise to deferred tax assets and liabilities are as follows: (In Thousands)

                                                                       January 2,   January 1,
                                                                          1999         2000
                    --------------------------------------------------------------------------
                    Gross deferred tax assets:
                       Accounts receivable and inventory                 $  425      $  199
                       Net operating loss carry forwards                  1,065          --
                       Tax Credits                                           80         379
                       Other                                                  9           9
                    --------------------------------------------------------------------------
                                                                          1,579         587
                    Gross deferred tax liabilities:
                       Plant and equipment depreciation differences         186         205
                    --------------------------------------------------------------------------
                    Net deferred tax asset                               $1,393      $  382
                    ==========================================================================

                    Management believes the tax credits will be fully realized in 2000 based on the Company's historical earnings and future expectations of adjusted taxable income.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Long-term
    Debt            (In Thousands)

                                                                                     January 2,   January 1,
                                                                                        1999        2000
                    ----------------------------------------------------------------------------------------
                    Bank:

                       $1,560,000 three year loan from the same bank referred to
                       in Note 6                                                      $   780      $    --

                       $21,000,000 revolving line of credit                                --       11,406
                    ----------------------------------------------------------------------------------------
                                                                                          780       11,406
                       Less: Current maturities                                           223           --
                    ----------------------------------------------------------------------------------------
                                                                                      $   557      $11,406

                    ========================================================================================
                    Affiliates:
                       General-IKL Corp. (see Note 13(e))                             $   954      $   996
                    ----------------------------------------------------------------------------------------
                                                                                      $   954      $   996
                    ========================================================================================

                    The Company is obligated to a bank under a revolving line of credit which expires on April 30, 2003. The credit agreement provides the Company with a secured line of credit of up to $21 million for acquisitions, working capital and general corporate purposes. The maximum amount available is reduced by outstanding letters of credit and certain amounts owed to lender by World. Interest on outstanding obligations is payable at either the bank's prime rate plus up to 1.00%, or LIBOR plus 1.00% to 2.00%. These percentages are determined quarterly based upon the financial performance of the Company. The average monthly rate in effect at January 1, 2000 was 7.60%. Also based upon the financial performance of the Company is a commitment fee of either .125% or .25% of unused availability. The loan is secured by the Company's assets. The credit agreement also contains certain restrictive covenants which include, among others, maintenance of financial ratios relating to funded debt, fixed charge coverage and interest coverage, and limitations on capital expenditures and investments. At January 1, 2000, the Company was in compliance with all loan covenants.

                    As of January 1, 2000, borrowing under the credit line amounted to $11,406,000. Letter of credit commitments under this credit line amounted to $156,000 at January 1, 2000. Also as of January 1, 2000, additional letter of credit commitments of $1,515,000 issued by the Company's former lender were collateralized with cash of $1,818,000.

                    The outstanding bank debt at January 2, 1999 was repaid with proceeds from this line of credit.

                    The $440,000 in other long term debt is attributable to the Company financing $504,000 of its fixed asset purchases via capital lease (see note 14(b)).

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Discretionary   The Company maintains a profit sharing plan covering
    Profit          eligible salaried and nonunion employees. Contributions are
    Sharing Plan    made to the plan at the discretion of the management of the
                    Company. The Company accrued expense of $180,000 in 1997,
                    $120,000 in 1998 and $140,000 in 1999 for contribution in 1998, 1999 and 2000, respectively.

11. Plant Closing   In connection with the closing of its New Jersey facility in
    Costs, Net      October 1997, the Company recorded scrap sales of $150,000, a gain on sale of equipment of $50,000, and plant closing costs of $603,000.

12. Operating
    Items           Other (income) expense consists of: (In Thousands)

                                                December 27,      January 2,      January 1,
                                                    1997             1999            2000
                    ------------------------------------------------------------------------
                    Gain on sale of equipment      $  --            $(350)           $ --
                    Other                            (19)              --              --
                    ------------------------------------------------------------------------
                                                   $ (19)           $(350)           $ --
                    ========================================================================

                    The Company incurred interest expense of $1,002,000, $853,000 and $782,000 in 1997, 1998 and 1999, respectively.

                    In 1997 the Company liquidated two product lines which in the prior year were partially reserved. Related to these product lines, inventory reserves were reduced by $554,000.

                    In 1999 the Company adjusted the book value of certain of its inventory to net realizable value. In line with this adjustment, inventory reserves were reduced by $792,000.

13. Transactions    (a)  The Company made purchases of approximately $10.0
    with                 million, $20.5 million and $23.8 million from
    Affiliates           affiliates in 1997, 1998 and 1999, respectively.
                         Accounts payable - affiliates relate primarily to these purchases.

                    (b) The Company subleases office facilities and provides services for an affiliate. The Company charged this affiliate $120,000 per year in each of the 3 years ended January 1, 2000 for such services.

                    (c) The Company leases its corporate headquarters from Gussack Realty Company ("Realty"), which is owned by certain shareholders of World. Rent and real estate taxes paid to the affiliate were approximately $1,144,000, $1,144,000 and $1,188,000 in 1997, 1998 and
                         1999, respectively.

                    (d) The Company made payments for and advances to certain affiliates for payroll, benefits, and other expenses. Such payments aggregated $1,102,000, $1,227,000 and $947,000 for the fiscal years ended 1997, 1998 and 1999, respectively.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (e) The amounts receivable from and payable to General-IKL Corp., a corporate joint venture with a manufacturer located in the former Republic of Yugoslavia, are restricted due to the suspension, by the United States government, of certain economic activity with that country. The Company accrues interest on the balances due to and from this affiliate.

                    (f) Gain on sale of equipment of $350,000 in 1998 resulted from equipment sold to Wafangdian General Bearing Co., Ltd.

14. Commitments
        and         (a)  Rent expense and certain operating leases on various
    Contingencies        equipment consist of the following: (In Thousands).

                                                                       Year ended
                                                        ----------------------------------------
                                                        December 27,     January 2,   January 1,
                                                            1997           1999          2000
                    ----------------------------------------------------------------------------
                    Gross rent paid (excluding taxes)      $  913         $  925        $1,080
                    Less: Reimbursed from affiliates          185            197           226
                    ----------------------------------------------------------------------------
                    Net rent expense                       $  728         $  728        $  854
                    ============================================================================

                    Minimum annual rentals and rental income under these agreements are as follows: (In Thousands)

                                         Minimum           Rental        Net
                    Year              Annual Rentals       Income        Rent
                    ------------------------------------------------------------
                    2000                 $1,085            $  (229)     $  856
                    2001                  1,097               (235)        862
                    2002                  1,092               (237)        855
                    2003                  1,149               (251)        898
                    2004                  1,173               (256)        917
                    ------------------------------------------------------------
                    Total                $5,596            $(1,208)     $4,388
                    ============================================================

                    The Company entered into a lease agreement with Realty for its new premises effective November 1, 1996 for an initial term of seven years. Concurrently, the Company entered into sublease agreements with World and WMW Machinery Co., Inc., an affiliate.

                    (b)  Capital Lease Obligations:

                         The Company leases certain equipment under capital leases. The assets acquired under capital leases have a cost of $504,000 and accumulated depreciation of $76,000 as of January 1, 2000.

                         The following is a schedule, by year, of future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payments at January 1, 2000.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Payments for the year ending: (In Thousands)

                    2000                                                 $ 92
                    2001                                                  122
                    2002                                                  122
                    2003                                                  122
                    2004                                                  122
                    2005                                                   32
                    ------------------------------------------------------------
                    Total minimum lease payments                         $612

                    Less: Amount representing interest                    109
                    ------------------------------------------------------------
                    Present value of net minimum lease payments          $503

                    Less: Current portion                                  63
                    ------------------------------------------------------------
                    Long-term lease obligations                          $440

                    ============================================================

                    During 1999, the Company made payments of interest only pending the lease closing.

                    (c) The Company has a management consulting and noncompetition agreement with a former officer and stockholder. The agreement, which commenced as of January 1, 2000, provides for monthly payments aggregating $55,000 per annum for ten years. As of January 1, 2000, future payments required under the agreement total $547,000.

                    (d) US Customs has a claim against the Company, which the Company believes to be without merit. The Company intends to vigorously defend this claim and believes that the claim will not have a material impact on the financial condition, operations or liquidity of the Company.

                         World and Subsidiaries are currently undergoing a 1996 tax audit by the Internal Revenue Service. The Company believes that the audit will not have a material impact on the financial condition, operations or liquidity of the Company.

                         The Company is currently undergoing a New York State Sales and Use Tax audit for the June 1996 - February 1999 periods. The Company believes that the audit will not have a material impact on the financial condition, operations or liquidity of the Company.

                         The Company will undergo the following audits by the State of New Jersey in 2000; July 1995 - December 1997 Sales and Use Tax, January 1994 - December 1997 Corporate Business Tax, and January 1995 - December 1997 Income Tax. The Company believes that these audits will not have a material impact on the financial condition, operations or liquidity of the Company.

                    (e) The current collective bargaining agreement with the United Brotherhood of Carpenters and Joiners of America, AFL-CIO, Local 3127 expires on April 30, 2000. The Company believes that such expiration and subsequent renewal will not have a material impact on the financial condition, operations or liquidity of the Company.

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (f) The Company is party to a trademark license agreement which provides for increasing annual fees of between $20,000 and $35,000 through 1999, and $35,000 per year plus an inflation factor thereafter until 2009. The agreement contains an acceleration clause which provides for immediate payment of all remaining fees in the event of breach of contract.

                    (g) The Company has guaranteed certain of Realty's outstanding obligations of $728,000 to a bank and other parties.

                    (h) In 1995 Realty and the Company filed an action against Xerox Corporation, for contamination caused by Xerox of property formerly leased by the Company and owned by Realty in Blauvelt, New York. Xerox counterclaimed alleging that the Company contaminated the property and increased remedial costs to Xerox. On April, 22, 1999, the jury in the above matter found in favor of Realty and the Company, and against Xerox on both the complaint and the counterclaim. On May 28th, 1999, the Court entered judgment in favor of Realty and the Company for compensatory damages of $1,083,000 and sanctions of $28,000. On June 14th, 1999, Xerox filed a motion for entry of a judgment in favor of Xerox notwithstanding the verdict, pursuant to Rule 50(b) of the Federal Rules of Civil Procedure, which the Court denied. On June 24th, 1999, Realty and the Company filed an appeal with the United States Court of Appeals for the Second Circuit (the"appellate court"), challenging several rulings of the trial judge, including, among other things, his denial of prejudgment interest and refusal to allow the jury to consider punitive damages. On July 23rd, 1999, Xerox filed a cross appeal. All appellate briefs have been filed and the parties expect oral argument to take place in the last week of April, 2000. The Company has not recognized any amounts related to this judgment in its financial statements.

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

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 1997: no dividend yield, expected volatility of 35.0%, risk free interest rates of 6.0% to 6.5% and expected lives of 5 to 10 years. For fiscal 1998, the weighted average assumptions used for grants were: no dividend yield, expected volatility of 37.3%, risk free interest rates of 4.7% to 5.5% and expected lives of 5 to 10 years. For the fiscal 1999 grant, the assumptions were no dividend yield, expected volatility of 45.8%, risk free interest rate of 5.0% and expected life of 5 to 10 years. If compensation cost for the Company's stock option plan had been determined in accordance with SFAS No. 123, net income would have been reduced by approximately $157,000 or $.04 per diluted share in fiscal 1997, $211,000 or $.05 per diluted share in fiscal 1998 and $169,000 or $.04 per diluted share in fiscal 1999.

                    The following table summarizes information about stock options outstanding at January 1, 2000.

                                                             Options Outstanding
                                          -------------------------------------------------------
                                                         Weighted average
                                                             remaining               Weighted
                                            Number        contractual life       average exercise
                                          Outstanding         (years)                  price
                                          -------------------------------------------------------
                    Exercise Prices

                      $7.00 to $7.70        259,800             7.5                    $7.15

                    Transactions under the stock option plan are summarized as follows:

                                                     December, 27, 1997           January 2, 1999           January 1, 2000
                                                   -----------------------    -----------------------    ---------------------
                                                     Shares       Weighted      Shares       Weighted      Shares     Weighted
                                                                   average                    average                  average
                                                                  exercise                   exercise                 exercise
                                                                     price                      price                    price
                                                   ---------------------------------------------------------------------------
                    Outstanding at beginning
                    of year                             --           $ --      257,500          $7.19     269,550        $8.72

                    Granted                         257,500           7.19      94,000          12.32       5,000         7.63

                    Exercised                           --             --      (18,950)          7.00      (6,000)        7.00

                    Canceled                            --             --      (63,000)          8.18      (8,750)        7.00
                    ----------------------------------------------------------------------------------------------------------
                    Outstanding at end of year      257,500          $7.19     269,550          $8.72     259,800        $7.15
                    ==========================================================================================================
                    Options exercisable at year
                    end                                 --           $ --       32,800          $7.27      85,450        $7.20
                    ==========================================================================================================
                    Weighted average fair
                    value of options granted
                    during the year                                  $3.31                      $6.92                    $4.30
                    ==========================================================================================================

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    In connection with the Company's IPO, the Company issued 90,000 warrants with an exercise price of $9.80. These warrants expire in February 2002.

                    During 1999, the Company repriced options to purchase 80,000 shares with a weighted average exercise price of $12.36 to $7.00.

16. Earnings Per    Earnings per share was computed as follows: (In Thousands
    Share           Except Shares and Per Share Data)

                                                                                     Year Ended
                                                                      ------------------------------------------
                                                                      December 27,    January 2,      January 1,
                                                                         1997            1999            2000
                                                                      ------------------------------------------
                    Net income available to common
                    stockholders                                      $    5,346      $    2,881      $    3,319
                                                                      ------------------------------------------
                    Basic earnings per share computation:

                      Weighted Average Common shares outstanding       3,798,904       3,914,809       3,922,453

                      Basic earnings per share                        $     1.41      $      .74      $      .85
                                                                      ------------------------------------------
                    Diluted earnings per share computation

                      Weighted Average Common shares outstanding       3,798,904       3,914,809       3,922,453

                      Incremental shares from assumed exercise
                      of dilutive options                                 69,706          57,588             149
                                                                      ------------------------------------------
                                                                       3,868,610       3,972,397       3,922,602
                                                                      ------------------------------------------
                      Diluted earnings per share                      $     1.38      $      .73      $      .85
                                                                      ------------------------------------------

                    For the year ended December 27, 1997, there were no options and warrants that were anti-dilutive. For the years ended January 2, 1999 and January 1, 2000, 172,000 and 349,800
                    options and warrants outstanding, respectively, were anti-dilutive.

17. Supplemental    For the years ended December 27, 1997, January 2, 1999 and
    Cash Flow       January 1, 2000, the Company paid interest of approximately
    Information     $940,000, $864,000, and $710,000 respectively. During 1998, the Company entered into a capital lease obligation of $504,000 for new equipment.

                    The Company paid income taxes of $85,000, $173,000 and $1,108,000 in 1997, 1998 and 1999, respectively.

                    During 1999, the Company negotiated a price reduction of $200,000 on a previously capitalized fixed asset. This non cash transaction is not reflected in investing activities. There is a corresponding offset to the previously recorded liability to the parent in financing activities.

                    Also during 1999, the Company transferred a machine valued at $300,000 as payment for additional investment in NGBC (Note 4(b)).

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Segment         During 1998, the Company adopted Statement of Financial
    Information     Accounting Standards No. 131 ("FAS 131"), Disclosures about
                    Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a
                    Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

                    The Company operates in two segments: the OEM Division, which supplies Original Equipment Manufacturers (OEM's), and the Distribution Division, which serves distributors that supply the repair and maintenance aftermarket and small OEM's. The two divisions supply principally in the United States.

                    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

                    The following table presents information about the Company's business segments.

                       Segment Information: (In Thousands)

--------------------------------------------------------------------------------
                                      1999
--------------------------------------------------------------------------------

                                       OEM  DISTRIBUTION   UNALLOCATED     TOTAL

Net Sales from External Customers  $38,567       $13,288        $   --   $51,855
Gross Profit                         8,510         7,120            --    15,630
Operating Income                     3,181         2,455            --     5,636
Depreciation/Amortization              408            99            --       507
Capital Expenditures                   403            31            98       532
Total Assets                        20,671         6,505         9,151    36,327

--------------------------------------------------------------------------------
                                      1998
--------------------------------------------------------------------------------

                                       OEM  DISTRIBUTION   UNALLOCATED     TOTAL

Net Sales from External Customers  $31,148       $14,313        $   --   $45,461
Gross Profit                         6,770         7,226            --    13,996
Operating Income                     2,150         2,770            --     4,920
Depreciation/Amortization              327           163            --       490
Capital Expenditures                 1,056            35           319     1,410
Total Assets                        17,203         7,408         5,727    30,338

--------------------------------------------------------------------------------
                                      1997
--------------------------------------------------------------------------------

                                       OEM  DISTRIBUTION   UNALLOCATED     TOTAL

Net Sales from External Customers  $25,978       $16,175        $   --   $42,153
Gross Profit                         5,932         7,131            --    13,063
Operating Income                     1,354         2,699            --     4,053

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation/Amortization              185           323            --       508
Capital Expenditures                   261            62           282       605
Total Assets                        10,700         8,089         8,013    26,802
--------------------------------------------------------------------------------

                    In fiscal 1997, the Company operated from two locations. One location housed the OEM Division manufacturing operations while the other location represented Distribution Division manufacturing and administrative functions. Depreciation expense on unallocated capital expenditures was charged based on the physical location of the assets. Following the consolidation of the Company's operations into a single location in West Nyack, NY, fiscal 1998 and fiscal 1999 depreciation expense was allocated based on material, labor, and overhead.

                    In fiscal 1999, the Company had one customer that represented approximately 16% of total sales. These sales are included in the OEM segment. There were no individual customers representing at least 10% of total sales in fiscal 1998 or fiscal 1997.

19. Subsequent      In January 2000, the Company acquired a 60% interest in
    Events          Jiangsu General Ball & Roller Co., Ltd. ("JGBR"). This new
                    company is comprised of the operations of the Jiangsu Lixing
                    Steel Ball Factory (Group) in the People's Republic of
                    China. JGBR is a manufacturer of rolling elements for bearings.

                    Also in January 2000, the Company agreed upon the formation of a joint venture with NN Ball & Roller to equally share the 60% interest in JGBR. The Company's net cash investment for these transactions was $100,000. The Company also advanced $900,000.

20. Quarterly              (In Thousands, except per share data)
    Financial                           (unaudited)
    Data

---------------------------------------------------------------------------------------------------
1999                    Net Sales   Gross Profit   Net Income     Basic Earnings   Diluted Earnings
                                                                       Per Share          Per Share
---------------------------------------------------------------------------------------------------
First Quarter             $13,722         $4,339       $1,002               $.26               $.26

Second Quarter             14,437          4,358        1,013                .26                .26

Third Quarter              11,687          3,584          698                .18                .18

Fourth Quarter             12,009          3,349          606                .15                .15
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
1998                    Net Sales   Gross Profit   Net Income     Basic Earnings   Diluted Earnings
                                                                       Per Share          Per Share
---------------------------------------------------------------------------------------------------
First Quarter             $10,337         $3,030         $627               $.16               $.15

Second Quarter             11,011          3,828          670                .17                .17

Third Quarter              11,382          3,564          768                .20                .20

Fourth Quarter             12,731          3,574          816                .21                .21
---------------------------------------------------------------------------------------------------

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Quarter 1999:      The sales volume increase was primarily attributable to
                         an increase in tapered roller bearings, where the Company is a primary supplier to the heavy duty truck trailer market.

Third Quarter 1999:      The sales volume decrease was mainly due to seasonality
                         in the OEM Division as well as timing for orders received on a new product line. The first large order received on this product line was shipped in the second quarter.

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

                          Supplementary Financial Data
                            Furnished Pursuant to the
                            Requirements of Form 10-K

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

General Bearing Corporation
West Nyack, New York

     The audits referred to in our report dated February 17, 2000 relating to the consolidated financial statements of General Bearing Corporation and subsidiaries, which is referred to in Item 8 of this Form 10-K, includes the audits of the accompanying financial statement schedule for each of the three years in the period ended January 1, 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

     In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended January 1, 2000.


                                              BDO Seidman, LLP

New York, New York
February 17, 2000

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Schedule II - Valuation and Qualifying Accounts (In Thousands)

           Column A                     Column B       Column C      Column D           Column E
           --------                     --------       --------      --------           --------

                                                         Add
                                                      ----------

                                        Balance at    Charged to
                                       Beginning of   Costs and                         Balance at
          Description                    Period       Expenses     Deductions (1)      End of Period
          -----------                  ------------   ----------   --------------      -------------
Year Ended December 27, 1997
   Allowance for Doubtful Accounts        $ 235            --              --              $ 235
                                          -----         -----           -----              -----
                                          $ 235            --              --              $ 235
                                          =====         =====           =====              =====

Year Ended January 2, 1999
   Allowance for Doubtful Accounts        $ 235         ($ 31)          $   4              $ 200
                                          -----         -----           -----              -----
                                          $ 235         ($ 31)          $   4              $ 200
                                          =====         =====           =====              =====

Year Ended January 1, 2000
   Allowance for Doubtful Accounts        $ 200         ($ 50)          $  13              $ 137
                                          -----         -----           -----              -----
                                          $ 200         ($ 50)          $  13              $ 137
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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      The directors and executive officers of the Company are as follows:

      NAME                    AGE            POSITION
      ----                    ---            --------

      Seymour I. Gussack ...  76    Chairman of the Board of Directors
      David L. Gussack .....  42    President and Director
      Robert E. Baruc ......  48    Director
      Peter Barotz .........  72    Director
      Nina M. Gussack ......  44    Director
      Barbara M. Henagan ...  41    Director
      Alistair G. Crannis ..  52    Vice President - Sales & Marketing
      William F. Kurtz .....  41    Vice President - Director of Operations
      Joseph J. Hoo ........  65    Vice President - Advanced Technology and
                                      China Affairs
      Barry A. Morris ......  45    Chief Financial Officer
      John E. Stein, Esq ...  43    Secretary & General Counsel

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

      DAVID L. GUSSACK became President of the Company in 1993 and has been a Director of the Company since 1987. David L. Gussack has held various positions with the Company since 1979, including Executive Vice President from 1991 to 1992, General Manager of the OEM Division from 1988 to 1990, Supervisor and Coordinator, Hyatt Absorption Project from 1987 to 1988, Plant Manager from 1986 to 1987, Office Facilities Manager from 1985 to 1986, and Manager of Special Projects from 1983 to 1985. David L. Gussack is a Director of SGBC and NGBC. He also is a partner of Realty. See "Certain Relationships and Related Transactions." David L. Gussack is a graduate of the University of Pennsylvania. David L. Gussack's father is Seymour I. Gussack, Chairman of the Board of Directors of the Company.

      ALISTAIR G. CRANNIS has served as Vice President - Sales & Marketing since June 1999. Mr. Crannis was also General Manager - OEM Division of the Company from January 1997 to June 1999. Prior to joining the Company, Mr. Crannis served as President of RHP Bearings, Inc., the U.S. Subsidiary of RHP Bearing Ltd. United Kingdom. He holds a B.S. Industrial Engineering Degree from the University of Hartfordshire in England.

      WILLIAM F. KURTZ has served as Vice President - Director of Operations since 1997. He served as Vice President - Technical Services of the Company from 1993 to 1997. Mr. Kurtz was Chief Engineer of the Company from 1989 to 1993 and Senior Project Engineer of the Company from 1988 to 1989. He is a graduate of Manhattan College (B.E. and M.E. in Mechanical Engineering) and a licensed professional engineer.

      JOSEPH J. HOO has served as Vice President - Advanced Technology and
China Affairs of the Company since August 1995. Mr. Hoo served as General Manager, Industrial Products Division, from 1991 to 1995 and as Chief Metallurgist from 1987 to 1991. Mr. Hoo is a graduate of the National University of Japan (B.S. in Engineering) and University of Michigan (M.S.E. in Metallurgy and Engineering).

      BARRY A. MORRIS was appointed Chief Financial Officer of the Company in July 1998. Prior to joining the Company, Mr. Morris served as Director of Financial Services at the U.S. headquarters of BTR, plc, United Kingdom. He holds a Master of Business Administration from the University of Connecticut and a B.S. in Accounting from American International College.

      JOHN E. STEIN has served as Secretary and General Counsel since July 1998. From February 1997 to June 1998, he served as General Counsel. From April 1995 to January 1997, Mr. Stein served as Staff Counsel to the Company. Mr. Stein is a graduate of the State University of New York, Purchase, (B.A. in Philosophy) and Brooklyn Law School (J.D.). He is a member of the bars of New York, New Jersey and District of Columbia.

      ROBERT E. BARUC has been a Director of the Company since February 1997. Since January 1999, Mr. Baruc has been Co-President of Unapix Entertainment, Inc., an independent distributor of film and television programming. From April 1994 to December 1998, Mr. Baruc was an Executive Vice President of Unapix Entertainment, Inc. Since September 1999, he has been the Chief Executive Officer of A-Pix Entertainment, Inc. From August 1993 to August 1999, he was President and Chief Executive Officer of A-Pix Entertainment, Inc. From December 1992 to August 1993, Mr. Baruc was President of Triboro Entertainment Group, a company engaged principally in home video distribution. From January 1991 to December 1992, Mr. Baruc primarily acted as an independent consultant to the entertainment industry. He is the son-in-law of Seymour I. Gussack and the brother-in-law of David L. Gussack and Nina M. Gussack.

      PETER BAROTZ has been a Director of the Company since December 30, 1997. For the past 25 years, Mr. Barotz has been the President of Panda Capital Corporation.

      NINA M. GUSSACK has been a Director of the Company since February 1997. Ms. Gussack has been litigation partner at the law firm of Pepper Hamilton LLP in Philadelphia, Pennsylvania since 1987. She is a graduate of the University of Pennsylvania (B.S. in History and M.S. in Secondary Education) and Villanova University School of Law (J.D.). She is a member of the Pennsylvania bar. She is the daughter of Seymour I. Gussack and the sister of David L. Gussack.

      BARBARA M. HENAGAN was elected a Director of the Company on March 30, 1999. Mrs. Henagan is presently Managing Director of Linx Partners. Previously Ms. Henagan was Senior Managing Director of Bradford Ventures Ltd. She is also a Director of Hampton Industries, V-Span, Inc. and Batteries Batteries, Inc. Mrs. Henagan is a graduate of Princeton University and Columbia University's MBA program.

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

Item 11. Executive Compensation

    The following table sets forth the aggregate compensation paid for services rendered in all capacities to the Company's most highly compensated executive officers during the fiscal year ended January 1, 2000:

                                               ANNUAL
                                           COMPENSATION(1)                  LONG-TERM COMPENSATION
-------------------------------------------------------------------------------------------------------------
                                                                    Restricted
     Name and                        Fiscal    Salary     Bonus       Stock         Stock        All Other
Principal Position                    Year       $          $         Awards       Options#     Compensation
-------------------------------------------------------------------------------------------------------------
David L. Gussack, President           1999     221,927    75,133        --         20,000 (2)          --
                                      1998     181,981    10,379        --         20,000              --
                                      1997     177,151    14,955        --         45,000         207,589 (3)
Alistair G. Crannis, VP Sales &
    Marketing                         1999*    133,356    19,401        --         10,000 (2)          --
Barry A. Morris, Chief Financial
    Officer                           1999*    120,000    18,462        --         10,000 (2)          --
Joseph J. Hoo, V.P. Advanced
    Technology & China Affairs        1999*    118,680    16,604        --          5,000 (2)          --
William F. Kurtz, V.P. Director
    of Operations                     1999*    101,694    15,341        --          5,000 (2)          --

* Fiscal 1999 was the first year of reportable compensation.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

-----------------------------------------------------------------------------------------------------
                                                                 Number of
                                                                Securities
                                                                Underlying          Value of
                                                                Unexercised      Unexercised In-the-
                                                                Options at        Money Options at
                                                              January 1, 2000     January 1, 2000
                                                              ---------------------------------------
                       Shares Acquired on
                            Exercise         Value Realized     Exercisable/         Exercisable/
          Name                  #                  $            Unexercisable        Unexercisable
-----------------------------------------------------------------------------------------------------
David L Gussack                 0                  0           27,500 / 37,500           N/A
Alistair G. Crannis             0                  0            2,000 /  8,000           N/A
Barry A. Morris                 0                  0            2,500 /  7,500           N/A
Joseph J. Hoo                   0                  0            7,000 / 13,000           N/A
William F. Kurtz                0                  0            4,800 / 10,000           N/A

Compensation of Directors

      Standard Arrangements:

      All fees described herein are for non-management directors only.

            a. Attendance fee - $1,000 for actual physical attendance or $500 if attendance is by telephone.

            b. Committee fee - $500 fee per director unless the committee meets immediately before or after a board meeting in which case the fee will be $250. Fees will be halved for telephone attendance.

            c. Stock grant - 2,000 shares per director per year will be issued at calendar year end for the year served. The intent of this specific quantity is to approximate $12,000 - $15,000 in value. It may be changed annually to reflect this goal.

            d. Each member of the board shall receive an option for 5,000 shares (at the then market price) when joining the board.

Other Arrangements (1):

Seymour I. Gussack Chairman of the Board of Directors, received salary of $208,695 and bonus of $41,023.

      (1) Perquisites and other personal benefits are not included because they do not exceed the lesser of $50,000 or 10% of the total base salary and annual bonus for the named executive officer.
      (2)   Repricing.
      (3)   Represents deferred compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth, as of the date of this Report certain information concerning the beneficial ownership of Common Stock as to each director and current executive officer of the Company, and each person who, to the Company's knowledge, beneficially owns more than 5% of the outstanding Common Stock.

                                                        NUMBER OF
                                                        SHARES
NAME AND ADDRESS OF                                     BENEFICIALLY      PERCENTAGE OF SHARES
BENEFICIAL OWNER                                        OWNED (1)         BENEFICIALLY OWNED(1)
----------------                                        ------------      ---------------------
World Machinery Company .........................       2,950,000(2)          75.2%
44 High Street, West Nyack, New York 10994

Seymour I. Gussack ..............................    2,966,200(3)(4)          75.6%

David L Gussack .................................    2,965,300(3)(4)          75.6%

Nina M. Gussack .................................           6,000(4)          *

Robert E. Baruc .................................                500          *

William F. Kurtz ................................                200          *

Barry A. Morris .................................              1,000          *

All Directors and Executive
 Officers as a Group ............................          2,979,200

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

(2) Seymour I. Gussack, the Company's Chairman of the Board, David L. Gussack, the Company's President and Nina M. Gussack, a Director of the Company own or control approximately 13.8%, 18.0% and 18.0%, respectively, of the Common Stock of World. Family members of Seymour I. Gussack, David L. Gussack and Nina M. Gussack own or control an additional approximately 28.5% of the stock of World. The estate of Harold S. Geneen, a former Director of the Company, and Joseph J. Hoo, Vice President - Advanced Technology and China Affairs of the Company, own approximately 19.6% and 2.0% of the Common Stock of World, respectively.

(3) Includes for each of Seymour I. Gussack and David L. Gussack, 2,950,000 shares beneficially owned by World. Seymour I. Gussack and David L. Gussack are the two directors of World and each may be deemed to share with the other the power to vote and dispose of the shares owned by that corporation. Seymour I. Gussack and David L. Gussack disclaim beneficial ownership of the shares of Common Stock owned by World.

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

Item 13. Certain Relationships and Related Transactions

LEASES WITH REALTY

      The Company leases a facility located at West Nyack, New York comprising 189,833 square feet owned by Realty, whose partners include Seymour I. Gussack, David L. Gussack and Nina M. Gussack, each a member of the Board of Directors of the Company. The Company and Realty entered into the Lease effective as of November 1, 1996, which provides for an initial term expiring on October 31, 2003, renewable at the option of the Company for an additional six year term. The Company initially paid rent of $4.81 per square foot (or $913,000) annually, payable in monthly rent payments of $76,000. The Lease provides for an increase every other year to the greater of: (i) 106% of the preceding year's rent; or
(ii) the preceding year's rent multiplied by a fraction the numerator of which is the CPI for the area including Rockland County or if no such index is published, for Northern New Jersey in effect 90 days prior to November 1 of the new rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 increase amounted to 6% of the preceding year, resulting in rent of $5.0986 per square foot (or $968,000) annually effective through October 31, 2000.

      The Company is the guarantor with respect to a mortgage loan currently in the principal amount of $428,000 from the Job Development Authority of Rockland County and a mortgage loan currently in the principal amount of $300,000 from the Industrial Development Authority of Rockland County on the property in Blauvelt, New York. These mortgage loans were created for the purpose of building a facility in 1983 which the Company subsequently occupied for 12 years until 1996.

SUBLEASES TO WMW MACHINERY CO. AND WORLD

      The Company currently subleases 30,949 square feet and 5,500 square feet at the West Nyack facility to WMW Machinery Co., a subsidiary of World, and World, respectively, pursuant to subleases in each case effective November 1, 1996. The subleases are coterminous with the Lease. The sublease with WMW Machinery Co. provided for rent of $5.50 per square foot or $170,000 per year until November 1998, payable to the Company in equal monthly installments. The sublease with World provided for rent of $33,000 per year until November 1998, payable to the Company in equal monthly installments. Each sublease provided for an increase in rent every other year to the greater of: (i) 106% of the preceding year's rent; or (ii) the preceding year's rent multiplied by a fraction the numerator of which is the CPI in effect 90 days prior to November 1 of the next rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 rent increase amounted to 6% of the preceding year, or $180,000 and $35,000 annually to WMW Machinery Co., Inc. and World, respectively through October 2000. The subleases with WMW Machinery Co., Inc and World expire on October 31, 2003.

OTHER TRANSACTIONS WITH WORLD AND WORLD AFFILIATES

      The Company made payments for and advances to World, World subsidiaries and joint ventures and certain affiliates for payroll, benefits and other expenses. Such payments aggregated approximately $947,000 for 1999. The advances bear interest at the rate of 8% per annum which is accrued monthly. In certain cases, the obligation to repay advances made by the Company were satisfied by offsetting the price of bearings or bearing products purchased from joint ventures obligated to the Company. The Company's purchases from World affiliates aggregated $3.5 million for 1999. The Company anticipates that it will continue to purchase bearings from joint ventures in which World has an interest and to make advances to or for the benefit of World and such joint ventures for the payment of their expenses related to the supply of products to the Company. These advances either have or will be repaid by World or the joint venture or will be offset against the price of bearings purchased by the Company.

      In 1997, World also granted options to the Company, exercisable prior to December 31, 1999, to purchase from World its interest in two joint ventures, Rockland and WGBC, for $400,000 and $846,000 (subject to adjustment based on change in accounts payable by WGBC to World), respectively. These amounts represent the estimated capital contributions, advances for administrative expenses and other costs paid by World with respect to such ventures prior to January 2, 1999; plus any additional capital contributions made and administrative expenses incurred on behalf of the joint venture by World after such date. The Company did not exercise the options.

TAX SHARING AGREEMENT

      The Company has been, and will be, included in the consolidated federal income tax returns filed by World during all periods in which it has been or, will be, a wholly-owned subsidiary of World ("Affiliation Years"). Upon the completion of the IPO, the Company ceased to be included in the consolidated federal income tax returns filed by World, and has filed on a separate basis. As a result, the Company and World have entered into an agreement ("Tax Sharing Agreement") providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising during the Affiliation Years. Under the Tax Sharing Agreement, the Company has paid, or will pay, to World an amount equal to the Company's share of World's consolidated federal income tax liability, generally determined on a separate return basis, for the tax years which have ended and the portion of the tax year preceding consummation of the IPO, and World will pay the Company for the use of the Company's losses, and credits arising in such periods, in each case net of any amounts theretofore paid or credited by World or the Company to the other with respect thereto. In the event that World's consolidated federal income tax liability for any Affiliation Year is adjusted upon audit or otherwise, the Company will bear any additional liability or receive any refund which is attributable to adjustments of items of income, deduction, gain, loss or credit of the Company. World shall permit the Company to participate in any audits or litigation with respect to Affiliation Years, at the Company's expense, to the extent that such audit or litigation could result in an indemnification payment from the Company to World.

REGISTRATION RIGHTS AGREEMENT

      World has certain rights with respect to the registration under the Securities Act of 1933, as amended ("the Act") of shares of Common Stock owned by it ("Registrable Shares"). Such rights will be exercisable by any person or entity (together with World, "Holders") acquiring Registrable Shares from World, including any options, warrant to purchase, or other security exchangeable for or convertible into Registrable Shares other than pursuant to an effective registration statement under the Act. If the Company proposes to register any securities under the Act (other than a registration on Form S-4 or Form S-8), whether or not for its own account, the Holders are entitled to include Registrable Shares, subject to the right of the managing underwriter of any such offering to exclude, due to market conditions, some or all of such Registrable Shares from such registration. In addition, commencing February 7, 1998, the Holders have the right to require the Company to prepare and file registration statements under the Act with respect to the Registrable Shares. The right may be requested by any Holder holding Registrable Shares aggregating at least 50,000 shares of the Company's Common Stock outstanding at the date of the Company's Initial Public Offering. The Company generally is required to bear the expenses (except underwriting discounts and commissions and fees and expenses of separate counsel) of all such registrations, whether or not initiated by any Holder.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements (included in Part II of this report):

                  Report of Independent Certified Public Accountants dated February 17, 2000.

                  Consolidated Balance Sheets for years ended January 2, 1999 and January 1, 2000.

                  Consolidated Statements of Operations for years ended December 27, 1997, January 2, 1999, and January 1, 2000.

                  Consolidated Statement of Changes in Stockholders' Equity at, December 28, 1996, December 27, 1997, January 2, 1999 and January 1, 2000.

                  Consolidated Statement of Cash Flows for year ended December 27, 1997, January 2, 1999 and January 1, 2000.

                  Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules (included pursuant to Item 14(d) at page 42 of this report):

                  Report of Independent Certified Public Accountants dated February 17, 2000.

                  Schedule II - Valuation and Qualifying Accounts.

(a) 3. Exhibits:

                  Reference is made to the Exhibit Index commencing on page 54, filed pursuant to Item 14(c). The Exhibits include the following management contract or compensatory plan or arrangement required to be filed as an exhibit to this report:
                  Board Member Compensation Plan.

(b) Reports on Form 8-K:

                  None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2000.

                   GENERAL BEARING CORPORATION
                   By: /s/ David L. Gussack
                      --------------------------
                   David L. Gussack, President
                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2000.

           Signatures            Title                            Date
           ----------            -----                            ----


 /s/ Seymour I. Gussack          Chairman of the Board of         March 31, 2000
------------------------------   Directors
       Seymour I. Gussack


/s/ David L. Gussack             President and Director           March 31, 2000
------------------------------   (Principal Executive Officer)
       David L. Gussack


/s/ Barry A. Morris              Chief Financial Officer          March 31, 2000
------------------------------
       Barry A. Morris


/s/ Barbara M. Henagan           Director                         March 31, 2000
------------------------------
       Barbara M. Henagan


/s/ Nina M. Gussack              Director                         March 31, 2000
------------------------------
       Nina M. Gussack


/s/ Peter Barotz                 Director                         March 31, 2000
------------------------------
       Peter Barotz


/s/ Robert E. Baruc              Director                         March 31, 2000
------------------------------
       Robert E. Baruc

                                  EXHIBIT INDEX

NOTE: Except as to those items marked with an "*", which are filed herewith, all Exhibits have been previously filed with the Company's Registration Statement on Form S-1 effective February 7, 1997 (Registration No. 333-15477), or the Company's Annual Report on Form 10-K for fiscal years 1996 , 1997 and 1998.

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

       10.10            Form of Representative's Warrant

       10.11 Form of Registration Rights Agreement between the Company and World (previously filed exhibit as 4.2)

       10.12 Form of Tax Sharing and Indemnification Agreement between the Company and World Machinery Company

       10.13 Amendment Letter dated March 7, 1997 between the Company and Bank of New York Commercial Corporation

       10.14 Amendment No. 9 dated June, 1997 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.

       10.15 Amendment No. 10 dated March 20, 1998 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.

       10.16 Amendment Letter dated April 7, 1998 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.

       10.17 Amendment No. 11 dated May, 1998 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.

       10.18 Amendment No. 12 dated April 1, 1999 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation .

       10.19            Board Member Compensation Plan*

       10.20 Credit Agreement dated December 20, 1999 between KeyBank National Association and the Company*

       21               List of Subsidiaries of the Company

       23 Consent of Independent Certified Public Accountants (see page 41) *

       27               Financial Data Schedule*