Form 10-Q
period 2000-04-01
GENERAL BEARING CORP
filed 2000-05-12
CIK 1026221

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-Q

(Mark One)
          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

For the quarter ended April 1, 2000
                                      OR
          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934
   For the transition period from .................. to ....................

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

At May 4, 2000, the Registrant had issued 3,932,950 shares of common stock, $.01 par value per share, and had outstanding 3,923,150 shares.

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

                              GENERAL BEARING CORPORATION
                             QUARTERLY REPORT ON FORM 10-Q
                          FOR THE QUARTER ENDED APRIL 1, 2000

                                   TABLE OF CONTENTS

PART I                                                                Page No.
                                                                     ----------

    Item 1. Financial Statements .....................................  2 - 6

    Item 2. Management's Discussion and Analysis of Results of Operations and
            Financial Condition....................................... 7  - 9

PART II

    Item 1. Legal Proceedings.........................................     10

    Item 6. Exhibits and Reports on Form 8-K..........................     10

Signature       ......................................................     11

                               GENERAL BEARING CORPORATION
                                    AND SUBSIDIARIES

Item 1.                        CONSOLIDATED BALANCE SHEETS
                 (In Thousands - Except for Shares and Per Share Data)

                                                        April 1,          January 1,
                                                         2000                2000
                 ASSETS                                           (Unaudited)
                                                      --------------   ---------------
Current:
   Cash and cash equivalents                            $        234    $      2,272
   Accounts receivable - trade, less allowance for
     doubtful accounts of $138 and $137                        7,694           6,205
   Inventories                                                20,042          18,896
   Prepaid expenses and other current assets                     619             836
   Advances to affiliates                                      1,160           1,040
   Advances to parent                                            801             588
   Deferred tax asset                                            238             587
                                                        ------------    ------------

       Total current assets                                   30,788          30,424

Fixed assets, net                                              2,756           2,811
Investment in affiliates                                       2,691           2,388
Advances to affiliates                                         1,347             442
Other assets                                                     268             262
                                                        ------------    ------------

Total Assets                                            $     37,850    $     36,327
                                                        ============    ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
   Accounts payable:
     Trade                                              $      2,770    $      1,056
     Affiliates                                                   --             133
   Accrued expenses and other current liabilities              1,063           1,184
   Current maturities of long-term debt                          161              63
                                                        ------------    ------------

       Total current liabilities                               3,994           2,436
                                                        ------------    ------------

Long-term debt, less current maturities:
   Bank                                                        9,528          11,406
   Other                                                         768             440
   Affiliate                                                   1,007             996
                                                        ------------    ------------

       Total long-term debt                                   11,303          12,842
                                                        ------------    ------------

Deferred taxes                                                   235             205

Commitments and contingencies

Stockholders' equity:
   Preferred stock par value $.01 per share - shares
     authorized 1,000,000 none issued and outstanding             --              --
   Common stock par value $.01 per share - shares
     authorized 19,000,000, outstanding 3,925,950
        and 3,924,950 shares.                                     39              39
     Treasury stock at cost, 7,000 shares                        (33)              -
   Additional paid-in capital                                 28,847          28,804
   Deficit                                                   ( 6,535)         (7,999)
                                                        ------------    ------------

       Total stockholders' equity                             22,318          20,844
                                                        ----------------------------

Total liabilities and stockholder's equity              $     37,850    $     36,327
                                                        ============    ============

         See accompanying notes to condensed consolidated financial statements

                               GENERAL BEARING CORPORATION
                                    AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                (In Thousands - Except for Shares and Per Share Data)
                                      (UNAUDITED)

                                                          13 Weeks Ended
                                                   ------------------------------
                                                     April 1,           April 3,
                                                       2000              1999
                                                   ------------      ------------
Sales                                              $     14,632      $     13,722

Cost of sales                                             9,800             9,383
                                                   ------------      ------------

Gross profit                                              4,832             4,339

Selling, general and administrative expenses              2,610             2,531
                                                   ------------      ------------

Operating income                                          2,222             1,808

Interest, net, including $17 and $7 from parent             205               204

Income of affiliate                                        (203)               --
                                                   -------------     -------------

Income before income tax                                  2,220             1,604

Income tax                                                  756               602
                                                   ------------      ------------

Net income                                         $      1,464      $      1,002
                                                   ============      ============

Net income per common share:
   Basic                                           $       0.37      $       0.26
                                                   ------------      ------------

   Diluted                                         $       0.37      $       0.26
                                                   ------------      ------------

Weighted average number of common shares:

   Basic                                              3,921,840         3,918,950
                                                   ------------      ------------

   Diluted                                            3,921,840         3,919,946
                                                   ------------      ------------

      See accompanying notes to condensed consolidated financial statements

                               GENERAL BEARING CORPORATION
                                    AND SUBSIDIARIES

                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (In Thousands)
                                       (UNAUDITED)

                                                                  13 Weeks ended
                                                         --------------------------------
                                                             April 1,         April 3,
                                                              2000             1999
                                                         --------------   ---------------
Cash flows from operating activities:
      Net income                                         $      1,464      $      1,002
   Add (deduct) noncash items charged (credited) to
    income:
      Deferred income taxes                                       379               548
      Depreciation and amortization                               134               119
      Equity in income of affiliate                              (203)                -
      Loss on disposal of fixed assets                              -                 4
      Other non-cash items charged to income                       43                 -
   Add (deduct) changes in operating assets and
    liabilities:
      Accounts receivable                                      (1,489)           (1,013)
      Inventories                                              (1,146)             (308)
      Prepaid expenses and other assets                           195              (374)
      Due to (from) affiliates                                   (247)              316
      Accounts payable and accrued expenses                     1,592               (16)
                                                         ------------      -------------

         Net cash provided by operating activities                722               278
                                                         ------------      ------------

Cash flows from investing activities:
   Investment in affiliate                                       (100)                -
   Advance to affiliate                                          (900)                -
   Fixed asset purchases                                          (61)              (94)
                                                         -------------     -------------

         Net cash used in investing activities                 (1,061)              (94)
                                                         -------------     -------------

Cash flows from financing activities:
   Purchase of treasury stock                                     (33)                -
   Repayment of long-term debt - bank                               -               (56)
   Decrease in note payable - bank                                  -              (116)
   Proceeds from equipment financing                              950                 -
   Repayment of long-term debt - other                           (524)                -
   Net proceeds from revolving credit facility                 (1,878)                -
   Change in due from parent                                     (214)              (28)
                                                         -------------     -------------

         Net cash used in financing activities                 (1,699)             (200)
                                                         -------------     -------------
Net decrease in cash and cash equivalents                      (2,038)              (16)

Cash and cash equivalents, beginning of period                  2,272                29
                                                         ------------      ------------

Cash and cash equivalents, end of period                 $        234      $         13
                                                         ============      ============

Cash paid during the 13 weeks for:

   Interest                                              $        314      $        203

   Income taxes                                          $          2      $         10


          See accompanying notes to condensed consolidated financial statements

                              GENERAL BEARING CORPORATION
                                   AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of      The accompanying unaudited condensed consolidated financial
    Presentation  statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

2.  Inventories   Inventories consist of the following: (In Thousands)

                                        January 1, 2000    April 1, 2000
       -----------------------------------------------------------------
       Finished Goods                      $  6,738           $  6,564

       Raw  materials, purchased parts
       and work-in-process                   12,158             13,478
       -----------------------------------------------------------------
                                           $ 18,896           $ 20,042
       -----------------------------------------------------------------

3.  Earnings Per  Basic earnings per share includes no dilution and is
    Share computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                                                      Quarter Ended
                                                 ------------------------------
                                                  April 3, 1999   April 1, 2000
                                                 ------------------------------
       Diluted earnings per share computation:

       Basic weighted average common shares
       outstanding                                  3,918,950       3,921,840

       Incremental shares from assumed exercise
       of dilutive options                                996              --
                                                 ----------------------------
                                                    3,919,946       3,921,840
                                                 ----------------------------

                  For the quarters ended April 3, 1999 and April 1, 2000, 220,000 and 344,800 options and warrants outstanding, respectively, were anti-dilutive.

                              GENERAL BEARING CORPORATION
                                   AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  Litigation          Except as explained in Part II of this report, there has
                  been no material change in litigation since the events reported in the Company's 10-K for the fiscal year ended January 1, 2000. See Part II of this report for further disclosure.

5.  Segment             During 1998, the Company adopted Statement of Financial
    Information   Accounting Standards No. 131 ("SFAS 131"), Disclosures about
                  Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14,Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the"management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

                        The Company operates in two divisions: the OEM Division,
                  which supplies Original Equipment Manufacturers (OEMs), and the Distribution Division, which serves distributors that supply the repair and maintenance aftermarket and small OEMs. The two divisions supply principally in the United States.

                        The accounting policies of the segments are the same as
                  those described in the summary of significant accounting policies outlined in the Company's 10-K for the fiscal year ended January 1, 2000. The Company evaluates segment performance based on operating income.

     The table below presents information about the Company's business segments.
                                     (In Thousands)

                                               Quarter Ended April 1, 2000
                                          OEM       DISTRIBUTOR      OTHER      TOTAL
Net Sales from External Customers     $10,999            $3,633  $       -    $14,632
Gross Profit                            2,880             1,952          -      4,832
Operating Income                        1,544               678          -      2,222
Depreciation / Amortization               108                26          -        134
Capital Expenditures                       51                 0         10         61
Total Assets                          $23,153            $6,652     $8,045    $37,850


                                               Quarter Ended April 3, 1999
                                          OEM       DISTRIBUTOR      OTHER      TOTAL
                                   --------------------------------------------------
Net Sales from External Customers     $10,102            $3,620  $       -    $13,722
Gross Profit                            2,454             1,885          -      4,339
Operating Income                        1,118               690          -      1,808
Depreciation / Amortization                81                38          -        119
Capital Expenditures                       63                10         21         94
Total Assets                          $18,549            $7,227     $5,356    $31,132


   Depreciation expense was allocated based on material, labor, and overhead.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

   Sales. Sales of $14,632,000 for the first fiscal quarter of 2000 were $910,000 or 7% higher than the same period in 1999. Sales in the OEM Division increased 9% over 1999 to $10,999,000 primarily as a result of strong demand and new business won during 1999. The largest increase was in tapered roller bearings to the heavy duty truck trailer market. There were also increased sales of industrial ball bearings. The Company had a net increase in sales of ball bearings and drive line components to the automotive industry. Distribution Division sales were essentially the same as last year, increasing by $13,000 to $3,633,000.

   Gross Profit. Gross profit for the quarter of $4,832,000 represents an 11% increase over the first fiscal quarter of 1999. As a percentage of sales, gross profit (GP%) was 33.0% compared to 31.6% in the first fiscal quarter of 1999. The Company has increased sourcing from joint ventures and believes that the improvement in GP% reflects, in part, savings associated with this lower cost sourcing method. Partially offsetting these increases, GP% was adversely impacted by product mix resulting from growth in sales to original equipment manufacturers. GP% for the OEM Division was 26.2% in 2000 compared to 24.3% in 1999 primarily as a result of increased sales volume and material cost reductions. GP% for the Distribution Division was 53.7% in 2000 compared to 52.1% in 1999 due to product mix and lower material cost.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 17.8% for the first fiscal quarter of 2000 compared to 18.4% in the first fiscal quarter of 1999. This reduction reflects the effect of the increased sales volume. S,G&A increased by $79,000. This is primarily attributable to increases in employee costs. This was partially offset by reduced commissions in the OEM Division as certain of these costs reflect a change from commissioned representatives to salaried sales personnel.

   Operating Income. Operating income of $2,222,000 for the first fiscal quarter of 2000 represents a 23% increase over the same period in 1999. The increase in the OEM Division of 38% over 1999 to $1,544,000 was due primarily to the sales and gross profit increases partially offset by increased S,G&A as detailed above. Operating income in the Distribution Division decreased 2% compared to 1999 to $678,000 due to higher S,G&A.

   Interest Expense, Net. Net interest expense was $205,000 for the first fiscal quarter of 2000 compared to $204,000 during the same period in 1999 as lower interest rates in 2000 offset higher average debt. The interest rate reduction resulted from a new credit facility that became effective during the fourth quarter of 1999.

   Income of Affiliate. Affiliate income of $203,000 in the first fiscal quarter of 2000 represents the Company's share of earnings in Jiangsu General Ball and Roller Co., Ltd. which began operations during the quarter.

   Income Tax. The Company's effective income tax rate was 34.1% in the first fiscal quarter of 2000 compared to 37.5% for the same period in 1999. Both amounts reflect a normal rate of taxation.

   Net Income. As a result of the factors discussed above, net income for the first fiscal quarter of 2000 increased by 46% to $1,464,000 or $.37 per basic and diluted share from $1,002,000 or $.26 per basic and diluted share for the same period in 1999.

  Financial Condition, Liquidity and Capital Resources

   The Company's primary sources of capital have been net cash provided by operating activities, a term loan, sale of common stock and financing from affiliates. Working capital requirements also have been financed by a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. At January 1, 2000 and April 1, 2000, the Company had working capital of $27,988,000 and $26,794,000, respectively.

   Cash provided by operating activities during the first fiscal quarter of 2000 was $722,000. Cash provided from net income and increased accounts payable and accrued expenses was partially offset by increased accounts receivable and inventory. The accounts receivable increase is directly related to the increased sales volume as days sales outstanding are comparable with historic results. The primary reasons for the inventory increase are to support current and future demand for tapered roller bearings and automotive components.

   Cash used in investing activities during the first fiscal quarter of 2000 was $1,061,000. Included in this amount is $1,000,000 for the Company's 50% interest in a new joint venture, NN General, LLC ("NNG"). This was structured as a $100,000 investment and a $900,000 loan. Cash used in investing activities also includes $61,000 for capital expenditures.

   Cash used in financing activities during the first fiscal quarter of 2000 was $1,699,000. The Company refinanced certain of its previously purchased machinery and equipment in the amount of $950,000 under a lease finance facility. Part of these proceeds was used to repay its existing $504,000 capital lease. At January 1, 2000, the Company had collateralized letters of credit outstanding with its former lender with $1,818,000 in cash. At April 1, 2000, all such cash has either been used to fund inventory purchases or been returned to the Company. During the quarter, the Company repaid $1,878,000 of debt under its Revolving Credit Facility.

   At April 1, 2000, the Company had outstanding debt of $9,528,000 under its Revolving Credit Facility and had further availability of approximately $7.1 million.

   The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the revolving credit facility will be sufficient to finance the Company's stock buyback program, its commitment to provide up to $1,500,000 of additional funding to NNG, if necessary, as well as its anticipated working capital and capital expenditure requirements for at least the next 24 months.

Year 2000 Compliance

   The Company has experienced no year 2000 problems and, to the Company's knowledge, none of its significant vendors or customers have suffered material problems related to year 2000 compliance. However, there can be no assurances that the Company will not experience any negative effects or disruptions of business in the future as a result of year 2000 issues.

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

                                         PART II


Item 1.  Legal Proceedings.

   There have been no material developments in any legal proceedings subsequent to the events reported in the Company's 10-K filed March 31, 2000.

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

Date:  May 12, 2000

GENERAL BEARING CORPORATION
 (Registrant)


   /s/ David L. Gussack
  ---------------------
   David L. Gussack
   President


  /s/ Barry A. Morris
 ----------------------
   Barry A. Morris
   Chief Financial Officer