Form 10-Q
period 2000-07-01
GENERAL BEARING CORP
filed 2000-08-15
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                                   (Mark One)

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended July 1, 2000

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

       Registrant's telephone number, including area code: (845) 358-6000

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock $.01 par value per share
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |x| Yes |_| No

At August 14, 2000, the Registrant had issued 4,122,950 shares of common stock, $.01 par value per share, and had outstanding 4,112,650 shares.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
               FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words: "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Quarterly Report such statements may relate, among other things, to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in, orders from a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 1, 2000

                                TABLE OF CONTENTS

                                                                                                    Page No.
                                                                                                    --------
PART I

      Item 1.  Financial Statements ..............................................................   2 - 8
      Item 2.  Management's Discussion and Analysis of Results of Operations
                    and Financial Condition ......................................................  9 - 12

PART II

      Item 1.  Legal Proceedings......................................................................  13
      Item 6.  Exhibits and Reports on Form 8-K.......................................................  13

Signature           ..................................................................................  14

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                   CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                                                        July 1,                  Jan. 1,
                                                                                         2000                     2000
                                                                                  -----------------       ------------------
                              ASSETS                                                (Unaudited)
Current:
    Cash and cash equivalents                                                     $             368       $           2,272
    Accounts receivable - trade, less allowance for doubtful
       accounts of $138 and $137                                                              7,518                   6,205
    Inventories                                                                              20,857                  18,896
    Prepaid expenses and other current assets                                                   840                     836
    Advances to affiliates                                                                    1,653                   1,040
    Advances to parent                                                                          864                     588
    Deferred tax asset                                                                          238                     587
                                                                                  -----------------       -----------------

          Total current assets                                                               32,338                  30,424

Fixed assets, net                                                                             2,768                   2,811
Investment in affiliates                                                                      2,813                   2,388
Advances to affiliates                                                                        2,450                     442
Other assets                                                                                    352                     262
                                                                                  -----------------       -----------------

Total Assets                                                                      $          40,721       $          36,327
                                                                                  =================       =================

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Accounts payable:
       Trade                                                                                  2,815                   1,056
       Affiliate                                                                                 --                     133
    Accrued expenses and other current liabilities                                            1,280                   1,184
    Current maturities of long-term debt                                                        166                      63
                                                                                  -----------------       -----------------

          Total current liabilities                                                           4,261                   2,436
                                                                                  -----------------       -----------------

Long-term debt, less current maturities:
    Bank                                                                                     11,032                  11,406
    Other                                                                                       724                     440
    Affiliate                                                                                 1,017                     996
                                                                                  -----------------       -----------------

          Total long-term liabilities                                                        12,773                  12,842
                                                                                  -----------------       -----------------

Deferred taxes                                                                                  248                     205

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000 none issued and outstanding                                          --                      --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, outstanding 3,922,650 and
       3,924,950 shares.                                                                         39                      39
    Treasury stock at cost, 10,300 shares                                                       (51)                     --
    Additional paid-in capital                                                               28,847                  28,804
    Deficit                                                                                  (5,396)                 (7,999)
                                                                                  -----------------       -----------------

          Total stockholders' equity                                                         23,439                  20,844
                                                                                  -----------------       -----------------

Total liabilities and stockholder's equity                                        $          40,721       $          36,327
                                                                                  =================       =================

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (UNAUDITED)

                                                  Twenty-six weeks ended        Thirteen weeks ended
                                               --------------------------    --------------------------
                                                  Jul. 1,        Jul. 3,       Jul. 1,         Jul. 3,
                                                   2000           1999           2000           1999
                                               -----------    -----------    -----------    -----------
Sales                                          $    28,436    $    28,159    $    13,804    $    14,437
Cost of sales                                       19,056         19,462          9,256         10,079
                                               -----------    -----------    -----------    -----------
Gross profit                                         9,380          8,697          4,548          4,358
Selling, general and administrative expenses         5,353          5,082          2,743          2,551
                                               -----------    -----------    -----------    -----------
Operating income                                     4,027          3,615          1,805          1,807
Interest, net, including $33, $13, $16 and
$6, from parent                                        362            410            157            205
Income of affiliates                                  (325)           (16)          (122)           (16)
                                               -----------    -----------    -----------    -----------
Income before income tax                             3,990          3,221          1,770          1,618
Income tax                                           1,387          1,207            631            605
                                               -----------    -----------    -----------    -----------
Net income                                     $     2,603    $     2,014    $     1,139    $     1,013
                                               ===========    ===========    ===========    ===========

Net income per common share:
     Basic                                     $      0.66    $      0.51    $      0.29    $      0.26
                                               -----------    -----------    -----------    -----------
     Diluted                                   $      0.66    $      0.51    $      0.29    $      0.26
                                               -----------    -----------    -----------    -----------
Weighted average number of common shares:
     Basic                                       3,922,799      3,920,318      3,923,759      3,921,686
                                               -----------    -----------    -----------    -----------
     Diluted                                     3,922,799      3,927,220      3,923,759      3,934,720
                                               -----------    -----------    -----------    -----------

      See accompanying notes to condensed consolidated financial statements

                            FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                              Twenty-six weeks ended
                                                                ------------------
                                                                 Jul. 1,    Jul. 3,
                                                                  2000       1999
                                                                -------    -------
 Cash flows from operating activities:
        Net income                                              $ 2,603    $ 2,014
    Add (deduct) noncash items charged (credited) to income:
        Deferred income taxes                                       393      1,067
        Depreciation and amortization                               281        240
        Equity in income of affiliates                             (325)       (16)
        Loss / (gain) on disposal of fixed assets                     5          4
        Other non-cash items charged to income                       43         --
    Add (deduct) changes in operating assets and liabilities:
        Accounts receivable                                      (1,314)      (332)
        Inventories                                              (1,961)    (1,825)
        Prepaid expenses and other assets                          (129)      (245)
        Due to (from) affiliates                                    (26)      (454)
        Accounts payable and accrued expenses                     1,855        165
                                                                -------    -------

           Net cash provided by operating activities              1,425        618
                                                                -------    -------

Cash flows from investing activities:
    Investment in affiliate                                        (100)        --
    Advances to affiliates                                       (2,707)        --
    Fixed asset purchases                                          (208)      (306)
                                                                -------    -------

           Net cash used in investing activities:                (3,015)      (306)
                                                                -------    -------
Cash flows from financing activities:
    Proceeds from sale of common shares, net                         --         21
    Purchase of treasury stock                                      (51)        --
    Repayment of long-term debt - bank                               --       (780)
    Increase in note payable - bank                                  --        497
    Proceeds from equipment financing                               950         --
    Repayment of long-term debt - other                            (374)        --
    Net proceeds from revolving credit facility                    (563)        --
    Change in due from parent                                      (276)       (65)
                                                                -------    -------

         Net cash used in financing activities                     (314)      (327)
                                                                -------    -------

Net decrease in cash and cash equivalents                        (1,904)       (15)
Cash and cash equivalents, beginning of period                    2,272         29
                                                                -------    -------
Cash and cash equivalents, end of period                        $   368    $    14
                                                                =======    =======
Cash paid during the period for:
    Interest                                                    $   565    $   411
                                                                =======    =======
    Income taxes                                                $   983    $   141
                                                                =======    =======

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of           The accompanying unaudited condensed consolidated
     Presentation       financial statements have been prepared in accordance
                        with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-six weeks ended July 1, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended
                        January 1, 2000.

2.   Inventories        Inventories consist of the following: (In Thousands)

                                                                                       January 1, 2000              July 1, 2000
                      ----------------------------------------------------------------------------------------------------------
                      Finished Goods                                       $                    6,738    $                 6,985
                      Raw materials, purchased parts and work-
                      in-process                                                               12,128                     13,872
                      ----------------------------------------------------------------------------------------------------------
                                                                           $                   18,896    $                20,857
                      ----------------------------------------------------------------------------------------------------------

3.   Earnings           Basic earnings per share includes no dilution and is
     per Share          computed by dividing net income by the weighted average
                        number of common shares outstanding for the period.
                        Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                                                                                             Six Months Ended
                                                                           -----------------------------------------------------
                                                                                         July 3, 1999               July 1, 2000
                      ----------------------------------------------------------------------------------------------------------
                      Diluted earnings per share computation:
                      Basic weighted average common shares
                      outstanding                                                           3,920,318                  3,922,799
                      Incremental shares from assumed exercise
                      of dilutive options                                                       6,902                          0
                      ----------------------------------------------------------------------------------------------------------
                                                                                            3,927,220                  3,922,799
                      ----------------------------------------------------------------------------------------------------------

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                               Quarter Ended
                                                                           -----------------------------------------------------
                                                                                         July 3, 1999               July 1, 2000
                      ----------------------------------------------------------------------------------------------------------
                      Diluted earnings per share computation:
                      Basic weighted average common shares
                      outstanding                                                           3,921,686                  3,923,759
                      Incremental shares from assumed exercise
                      of dilutive options                                                      13,034                          0
                      ----------------------------------------------------------------------------------------------------------
                                                                                            3,934,720                  3,923,759
                      ----------------------------------------------------------------------------------------------------------

                        For both the six months and the quarters ended July 3, 1999 and July 1, 2000, 145,000 and 342,800 options and warrants outstanding, respectively, were anti-dilutive.

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

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (In Thousands)

                                                   Year to Date July 1, 2000
                                                              OEM                DISTRIBUTOR            OTHER             TOTAL
                                                 ------------------------------------------------------------------------------
Net Sales from External Customers                         $21,545                     $6,891        $      --           $28,436
Gross Profit                                                5,595                      3,785               --             9,380
Operating Income                                            2,780                      1,247               --             4,027
Depreciation / Amortization                                   230                         51               --               281
Capital Expenditures                                          163                          0               45               208
Total Assets                                               24,384                      6,097           10,240            40,721

                                                   Year to Date July 3, 1999
                                                              OEM                DISTRIBUTOR            OTHER             TOTAL
                                                 ------------------------------------------------------------------------------
Net Sales from External Customers                         $20,974                     $7,185        $      --           $28,159
Gross Profit                                                4,833                      3,864               --             8,697
Operating Income                                            2,136                      1,479               --             3,615
Depreciation / Amortization                                   193                         47               --               240
Capital Expenditures                                          193                         11              102               306
Total Assets                                               19,335                      7,369            5,504            32,208

                                                  Quarter Ended July 1, 2000
                                                              OEM                DISTRIBUTOR            OTHER             TOTAL
                                                 ------------------------------------------------------------------------------
Net Sales from External Customers                         $10,546                     $3,258        $      --           $13,804
Gross Profit                                                2,715                      1,833               --             4,548
Operating Income                                            1,236                        569               --             1,805
Depreciation / Amortization                                   122                         25               --               147
Capital Expenditures                                          112                          0               35               147
Total Assets                                               24,384                      6,097           10,240            40,721

                                                  Quarter Ended July 3, 1999
                                                              OEM                DISTRIBUTOR            OTHER             TOTAL
                                                 ------------------------------------------------------------------------------
Net Sales from External Customers                         $10,872                     $3,565        $      --           $14,437
Gross Profit                                                2,379                      1,979               --             4,358
Operating Income                                            1,018                        789               --             1,807
Depreciation / Amortization                                   112                          9               --               121
Capital Expenditures                                          146                          1               65               212
Total Assets                                               19,335                      7,369            5,504            32,208

   Depreciation expense was allocated based on material, labor, and overhead.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Subsequent        In July 2000, the Company acquired 100% of World
      Events            Machinery Company, which, prior to the acquisition,
                        owned 74.8% of the outstanding common stock of General
                        Bearing. World Machinery was principally owned by members of General Bearing's Board of Directors and senior management. This transaction will be accounted for in a manner similar to a pooling of interest.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales of $13,804,000 for the second fiscal quarter of 2000 were $633,000 or 4% lower than the same period in 1999. Sales in the OEM Division decreased 3% from 1999 to $10,546,000 primarily due to a large order for railroad bearings shipped during the second fiscal quarter of 1999. Partially offsetting this were increases in sales to the Company's other market segments. The largest contributor was a net increase in sales of ball bearings and drive line components to the automotive industry. There were also increased sales of industrial ball bearings for various applications and tapered roller bearings to the heavy duty truck trailer market. Distribution Division sales decreased 9% from the second fiscal quarter of 1999 to $3,258,000. Increased sales at the Company's largest distributors were offset by decreases at some of the smaller distributors. On a year-to-date basis, Company sales of $28,436,000 were $277,000 or 1% higher than the same period in 1999. Sales in the OEM Division increased 3% over 1999 to $21,545,000 due to increased sales of tapered roller bearings, industrial ball bearings and automotive products, partially offset by lower sales of railroad bearings. Distribution Division sales of $6,891,000 were 4% lower than 1999 due primarily to a decrease in orders for railroad bearings.

      Gross Profit. Gross profit for the quarter of $4,548,000 represents a 4% increase over the second fiscal quarter of 1999. As a percentage of sales, gross profit (GP%) was 33.0% compared to 30.2% in the second fiscal quarter of 1999. The Company has lowered its cost of goods sold by increasing plant efficiency as a result of last year's capital expenditures and also by reducing its material cost. GP% for the OEM Division was 25.7% in the second fiscal quarter of 2000 compared to 21.9% in 1999 primarily as a result of material cost reductions, increased plant efficiency and product mix. GP% for the Distribution Division was 56.3% in the second quarter of 2000 compared to 55.5% in 1999 due mainly to product mix. On a year-to-date basis, gross profit was $9,380,000, or 33.0% of sales, in 2000 compared to $8,697,000, or 30.9% of sales in 1999. GP% for the OEM Division was 26.0% in 2000 compared to 23.0% for the 1999 year-to-date period. Distribution Division GP% increased to 54.9% from 53.8%. The increases for both divisions are due to the same factors that affected the quarterly results.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 19.9% for the second fiscal quarter of 2000 compared to 17.7% in the second fiscal quarter of 1999. S,G&A increased by $192,000. Year-to-date, S,G&A as a percentage of sales was 18.8% compared to 18.0% in 1999. This represents an increase of $271,000 due primarily to increases in salaries ($140,000), professional fees ($80,000), sales rebates ($45,000), amortization ($34,000) and use tax ($30,000), offset by decreases in commissions ($142,000), travel and entertainment ($57,000) and bank charges ($51,000).

      Operating Income. Operating income was $1,805,000 for the second fiscal quarter of 2000 compared to $1,807,000 for the same period in 1999. OEM Division increased 21% over 1999 to $1,236,000 due primarily to the gross profit increases partially offset by increased S,G&A as detailed above. Operating income in the Distribution Division decreased 28% compared to 1999 to $569,000 due mainly to the lower sales volume and higher S,G&A. On a year-to-date basis, operating income of $4,027,000 in 2000 represents an 11% increase compared to 1999. The OEM Division year-to-date increase of 30% over 1999 to $2,780,000 is mainly due to higher sales volume, lower material cost and increased plant efficiency, partially offset by higher S,G&A. The Distribution Division's operating income in 2000 of $1,247,000 is 16% lower than in 1999 primarily due to lower sales and higher S,G&A.

      Interest Expense, Net. Net interest expense was $157,000 for the second fiscal quarter of 2000 compared to $205,000 during the same period in 1999 mainly due to higher interest income resulting from loans to an affiliate partially offset by higher average debt. On a year-to-date basis, net interest expense was $362,000 in 2000 compared to $410,000 in 1999 as lower interest rates and higher interest income were partially offset by higher average debt. The interest rate reduction resulted from a new credit facility that became effective during the fourth quarter of 1999.

      Income of Affiliate. Affiliate income of $122,000 in the second fiscal quarter of 2000 includes the Company's share of earnings in Jiangsu General Ball and Roller Co., Ltd. ("JGBR") which began operations during the first quarter of 2000. Year-to date affiliate income of $325,000 includes $287,000 from JGBR.

      Income Tax. The Company's effective income tax rate was 35.6% in the second fiscal quarter of 2000 compared to 37.4% for the same period in 1999. On a year-to-date basis, the Company's effective tax rate was 34.8% compared to 37.5% in 1999. Both amounts reflect a normal rate of taxation.

      Net Income. As a result of the factors discussed above, net income for the second fiscal quarter of 2000 increased 12% to $1,139,000 or $.29 per basic and diluted share from $1,013,000 or $.26 per basic and diluted share for the same period in 1999. On a year-to-date basis, net income increased 29% to $2,603,000, or $.66 per basic and diluted share from $2,014,000 or $.51 per basic and diluted share in 1999.

Financial Condition, Liquidity and Capital Resources

      The Company's primary sources of capital have been net cash provided by operating activities, a term loan, sale of common stock and financing from affiliates. Working capital requirements also have been financed by a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. At January 1, 2000 and July 1, 2000, the Company had working capital of $27,988,000 and $28,077,000, respectively.

      Cash provided by operating activities during the first six months of 2000 was $1,425,000. Cash provided from net income and increased accounts payable and accrued expenses was partially offset by increased accounts receivable and inventory. The accounts receivable increase is directly related to higher periodic sales volume as days sales outstanding are comparable with historic results. The primary reasons for the inventory increase are to support current and future demand for tapered roller bearings and automotive components. Also, due to a change in certain terms, in-transit inventory and accounts payable have increased.

      Cash used in investing activities during the first six months of 2000 was $3,015,000. Included in this amount is $2,080,000 for the Company's 50% interest in a new joint venture, NN General, LLC ("NNG"), which purchased 60% of JGBR. This was structured as a $100,000 investment and loans of $1,980,000. Cash used in investing activities also includes a $727,000 advance to an affiliate against future purchases and $208,000 for capital expenditures.

      Cash used in financing activities during the first six months of 2000 was $314,000. The Company refinanced certain of its previously purchased machinery and equipment in the amount of $950,000 under a lease finance facility. Part of these proceeds was used to repay its existing $504,000 capital lease. At January 1, 2000, the Company had cash collateralized $1,818,000 in letters of credit outstanding with its former lender. At July 1, 2000, all such cash has either been used to fund inventory purchases or been returned to the Company. During the first six months of 2000, the Company repaid $374,000 of debt under its Revolving Credit Facility and $59,000 under its new capital lease.

      At July 1, 2000, the Company had outstanding debt of $11,032,000 under its Revolving Credit Facility and had further availability of approximately $5.5 million.

      In July 2000, the Company acquired 100% of World Machinery Company in exchange for common shares. The Company believes that this acquisition will have no material effect on its liquidity.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the revolving credit facility will be sufficient to finance the Company's stock buyback program, its commitment to provide up to $420,000 of additional funding to NNG, if necessary, as well as its anticipated working capital and capital expenditure requirements for at least the next 24 months.

Year 2000 Compliance

      There have been no material year 2000 developments beyond those set forth in the Company's 10K dated March 31, 2000. The Company has experienced no year 2000 problems and, to the Company's knowledge, none of its significant vendors or customers have suffered material problems related to year 2000 compliance. However, there can be no assurances that the Company will not experience any negative effects or disruptions of business in the future as a result of year 2000 issues.

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

Date: August 15, 2000.

     GENERAL BEARING CORPORATION
     ---------------------------
 (Registrant)


     /s/ David L. Gussack
-----------------------------------------------------
David L. Gussack
President


    /s/ Barry A. Morris
-----------------------------------------------------
Barry A. Morris
Chief Financial Officer