Form 10-Q
period 2000-09-30
GENERAL BEARING CORP
filed 2000-11-20
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 2000

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

|_| Yes   |X| No

At November 20, 2000, the Registrant had issued 7,072,950 shares of common stock, $.01 par value per share, and had outstanding 4,112,650 shares.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
               FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward- looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Quarterly Report such statements may relate, among other things, to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affect the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality, quantity or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in orders from, a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART I                                                                  PAGE NO.
                                                                        --------

      Item 1.   Financial Statement ....................................2 - 8
      Item 2.   Management's Discussion and Analysis of Results
                of Operations and Financial Condition ..................9 - 11

PART II

      Item 1.   Legal Proceedings ..........................................13
      Item 6.   Exhibits and Reports on Form 8-K ...........................13

Signature ..................................................................14

                            FINANCIAL STATEMENTS OF
                  GENERAL BEARING CORPORATION AND SUBSIDIARIES
Item 1.                   CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                              Sept. 30,       Jan. 1,
                                                                2000            2000
                                                                              Restated
                                                             -----------      ---------
                                     ASSETS                  (Unaudited)
Current:
   Cash                                                       $   2,013       $   3,576
   Accounts receivable - trade, less allowance for
     doubtful accounts of $336 and $360                           8,751           7,983
   Inventories                                                   29,212          25,359
   Prepaid expense and other current assets                         916           1,199
   Advances to affiliates                                           287             125
   Deferred tax asset                                               239             587
                                                              ---------       ---------
          Total current assets                                   41,418          38,829
   Fixed assets, net                                              8,650           8,846
   Investments in affiliates                                      4,172           3,225
   Advances to affiliate                                          2,486             442
   Other assets                                                     369           1,855
                                                              ---------       ---------
          Total Assets                                        $  57,095       $  53,197
                                                              =========       =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Note payable - bank                                        $     878       $   3,809
   Note payable - affiliate                                         500
   Accounts payable:
          Trade                                                   5,984           4,013
          Affiliate                                                 319             244
   Accrued expenses and other current liabilities                 2,750           2,491
   Current maturities of long-term debt                             175              68
                                                              ---------       ---------
          Total current liabilities                              10,606          10,625
Long-term debt, less current maturities
   Bank
   Bank                                                          14,174          11,406
   Other                                                            695             458
   Affiliate                                                      1,027             996
                                                              ---------       ---------
          Total long-term debt                                   15,896          12,860

Deferred taxes                                                      272             205

Commitments and contingencies
Minority interests                                                4,440           4,838
Stockholders' equity:
   Preferred stock par value $.01 per share - shares
     authorized 1,000,000 none issued and outstanding                --              --
   Common stock par value $.01 per share - shares
     authorized 19,000,000 outstanding 4,112,650
     and 4,114,950 shares                                            71              71

   Treasury stock, at cost                                          (51)             --
   Additional paid-in capital                                    39,923          39,610
   Accumulated comprehensive income                                 (10)             (7)
   Deficit                                                      (14,052)        (15,005)
                                                              ---------       ---------
          Total stockholders' equity                             25,881          24,669
                                                              ---------       ---------
   Total liabilities and stockholders' equity                 $  57,095       $  53,197
                                                              =========       =========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                  GENERAL BEARING CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
              (In Thousands - Except for Shares and Per Share Data)

                                                Thirty-nine weeks ended        Thirteen weeks ended
                                                -----------------------        --------------------

                                                Sept. 30,       Oct. 2,       Sept. 30,       Oct. 2,
                                                  2000           1999           2000           1999
                                                               Restated                      Restated
                                               -----------    -----------    -----------    -----------
Sales                                          $    49,512    $    48,676    $    14,651    $    14,400
Cost of sales                                       32,916         33,851          9,627          9,532
                                               -----------    -----------    -----------    -----------
Gross Profit                                        16,596         14,825          5,024          4,868
Selling, general and administrative expenses        10,895         10,386          3,457          3,301
                                               -----------    -----------    -----------    -----------
Operating income                                     5,701          4,439          1,567          1,567

Other expense, net                                     629             58            275            429
Net interest expense                                   859          1,003            309            295
Equity in income of affiliates                        (386)           (83)           (98)           (67)
                                               -----------    -----------    -----------    -----------
Income before income taxes                           4,599          3,461          1,081            910

Income tax                                           1,963          1,674            514            384
Minority interest                                     (392)          (285)           (27)           (31)
                                               -----------    -----------    -----------    -----------
Net Income                                     $     3,028    $     2,072    $       594    $       557
                                               ===========    ===========    ===========    ===========

Net income per common share:
   Basic                                       $      0.74    $      0.50    $      0.14    $      0.14
                                               -----------    -----------    -----------    -----------
   Diluted                                     $      0.74    $      0.49    $      0.14    $      0.14
                                               -----------    -----------    -----------    -----------

Weighted average number of common shares:
   Basic                                         4,112,750      4,111,620      4,112,650      4,114,225
                                               -----------    -----------    -----------    -----------
   Diluted                                       4,112,750      4,190,311      4,112,650      4,121,657
                                               -----------    -----------    -----------    -----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                  GENERAL BEARING CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In Thousands)

                                                              Thirty-nine weeks ended
                                                              -----------------------
                                                              Sept. 30,      Oct. 2,
                                                                 2000         1999
                                                                            Restated
                                                              ---------     ---------
Cash flows from operating activities:
       Net Income                                             $   3,028     $   2,072
  Add (deduct) noncash items charged (credited) to income:
       Minority interest                                           (398)         (284)
       Deferred income taxes                                        417         1,154
       Depreciation and amortization                                579           549
       Equity in income of affiliates                              (386)          (83)
       Other                                                        120          (196)
  Add (deduct) changes in operating assets and liabilities:
       Accounts receivable                                         (768)        1,236
       Inventories                                               (3,854)       (2,394)
       Prepaid expenses and other assets                            364        (1,305)
       Due to (from) affiliates                                      24           444
       Accounts payable and accrued expenses                      2,246          (679)
                                                              ---------     ---------
         Net cash provided by operating activities                1,372           514
                                                              ---------     ---------
Cash flows from investing activities:
  Investments in affiliates, net                                   (750)         (531)
  Advances to affiliates                                         (1,980)            0
  Fixed asset purchases                                            (335)         (658)
                                                              ---------     ---------
         Net cash used in investing activities                   (3,065)       (1,189)
                                                              ---------     ---------
Cash flows from financing activities:
  Proceeds from sale of common shares, net                            0            62
  Cash dividend                                                    (500)          (53)
  Purchase of treasury stock                                        (51)            0
  Repayment of long-term debt - bank                                  0          (557)
  Repayment of current maturity - bank                           (3,250)         (223)
  Increase in note payable - bank                                     0           970
  Net proceeds from the revolving credit facility                 2,768             0
  Proceeds from bank loan                                           320           261
  Proceeds from equipment financing                                 950            28
  Change in due to (from) affiliate                                 500             0
  Repayment of other long-term debt                                (607)         (252)
                                                              ---------     ---------
         Net cash provided by financing activities                  130           236
                                                              ---------     ---------
Net decrease in cash                                             (1,563)         (439)
Cash, beginning of period                                         3,576         1,422
                                                              ---------     ---------
Cash, end of period                                           $   2,013     $     983
                                                              =========     =========
Cash paid during 39 weeks for:
  Interest                                                        1,062         1,116
  Income taxes                                                    1,376           822

      See accompanying notes to condensed consolidated financial statements

                  GENERAL BEARING CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of       The accompanying unaudited condensed consolidated financial
  Presentation    statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty-nine weeks ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

2. Acquisition    In July 2000, the Company acquired 100% of World Machinery
                  Company ("World"), which, prior to the acquisition, owned
                  74.8% of the outstanding common stock of General Bearing.
                  World was principally owned by members of General Bearing's
                  Board of Directors and senior management. Its principal business is the manufacture and sale of machine tools, however, it also holds two bearing joint ventures for General
                  Bearing's benefit. This combination has been accounted for as a pooling of interests. Prior periods have been restated as of the companies have always been combined. In consideration for this transaction, the Company issued 3,140,000 shares of its common stock, $.01 per share par value. 2,950,000 shares of the Company's common stock, owned by World, are now included as treasury stock. The net stock paid for the acquisition of 190,000 shares are considered outstanding for all periods presented. In 2000, prior to the acquisition, World had sales of $6,425,000 and net loss of $169,000. Also prior to the acquisition, there was a non cash distribution of a $1,593,000 note receivable and a cash distribution of $500,000 to World's shareholders. As General Bearing was a fully consolidated subsidiary of World prior to the acquisition, all intercompany transactions were eliminated in World's financial statements.
                  For the prior periods presented, sales of $8,831,000 and $2,713,000 and net losses of $640,000 and $141,000 have been added to the amounts previously reported for the thirty-nine and thirteen week periods, respectively.

3. Inventories    Inventories consist of the following: (In Thousands)

                                                               January 1, 2000   September 30, 2000
                                                                   Restated
                  ---------------------------------------------------------------------------------
                  Finished Goods                                   $ 10,392           $ 12,782

                  Raw materials, purchased parts, and work-
                  in process                                         13,267             14,938

                  Machine replacement parts and accessories           1,700              1,492
                  ---------------------------------------------------------------------------------
                                                                   $ 25,359           $ 29,212
                  =================================================================================

4. Comprehensive  Comprehensive income is not materially different than net
   Income         income for both periods presented.

5. Earnings       Basic earnings per share includes no dilution and is computed
    per share     by dividing net income by the weighted average number of
                  common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                                                                       Nine Months Ended
                                                           ----------------------------------------
                                                             October 2, 1999     September 30, 2000
                                                                Restated
                  ---------------------------------------------------------------------------------
                  Diluted earnings per share computation:

                  Basic weighted average common shares           4,112,620            4,112,750
                  outstanding

                  Incremental shares from assumed exercise          78,691                   --
                  of dilutive options
                  ---------------------------------------------------------------------------------
                                                                 4,190,311            4,112,750
                  =================================================================================

                                                                        Quarter Ended
                                                           ----------------------------------------
                                                             October 2, 1999     September 30, 2000
                                                                Restated
                  ---------------------------------------------------------------------------------
                  Diluted earnings per share computation:

                  Basic weighted average common shares           4,114,225            4,112,650
                  outstanding

                  Incremental shares from assumed exercise           7,432                   --
                  of dilutive options
                  ---------------------------------------------------------------------------------
                                                                 4,121,657            4,112,650
                  =================================================================================

6. Litigation     Except as explained in Part II of this report, there has been no material change in litigation since the events reported in the Company's 10-K for the fiscal year ended January 1, 2000.

7. Segment        During 1998, the Company, adopted Statement of Financial
    Information   Accounting Standards No. 131 ("SFAS 131"), Disclosures about
                  Segments of an Enterprise and Related Information. SFAS 131 supersedes SFAS 14, Financial Reporting for Segments of a
                  Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

                  The Company operates in three segments: the OEM Division, which supplies bearings and bearing components to Original Equipment Manufacturers (OEM's), the Distribution Division, which serves distributors that supply bearings to the repair and maintenance aftermarket and small OEM's, and Machine Tools. The two bearing divisions supply principally in the United States while machine tools are sold worldwide.

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

                                 (In Thousands)

                   Year to Date September 30, 2000 (Restated)

                                   OEM     DISTRIB   M. TOOL    OTHER     TOTAL
                                 -----------------------------------------------
Net sales from external          $30,281   $ 9,957   $ 9,274   $    --   $49,512
customers

Gross profit                       8,086     5,452     3,058        --    16,596

Operating income                   3,867     1,669       165        --     5,701

Depreciation / Amort                 354        88       137        --       579

Capital expenditures                 190         0        64        81       335

Total assets                      25,473     6,372    16,557     8,693    57,095

                     Year to Date October 2, 1999 (Restated)

                                   OEM     DISTRIB   M. TOOL    OTHER     TOTAL
                                 -----------------------------------------------
Net sales from external          $29,420   $10,426   $ 8,830   $    --   $48,676
customers

Gross profit                       6,858     5,588     2,379        --    14,825

Operating income                   2,741     1,994      (296)       --     4,439

Depreciation / Amort.                304        86       159        --       549

Capital expenditures                 320        49       140       149       658

Total assets                      20,809     7,965    17,538     4,647    50,959

                        Quarter Ended September 30, 2000

                                   OEM     DISTRIB   M. TOOL    OTHER     TOTAL
                                 -----------------------------------------------
Net sales from external          $ 8,736   $ 3,066   $ 2,849   $    --   $14,651
customers

Gross profit                       2,418     1,635       971        --     5,024

Operating income                   1,087       425        55        --     1,567

Depreciation / Amort.                121        31        44        --       196

Capital expenditures                  27         0        14        36        77

Total assets                      25,473     6,372    16,557     8,693    57,095

                    Quarter Ended October 2, 1999 (Restated)

                                   OEM     DISTRIB   M. TOOL    OTHER     TOTAL
                                 -----------------------------------------------
Net sales from external          $ 8,446   $ 3,241   $ 2,713   $    --   $14,400
customers

Gross profit                       1,911     1,701     1,256        --     4,868

Operating income                     589       502       476        --     1,567

Depreciation / Amort                 110        31        44        --       185

Capital expenditures                 108        20        86        47       261

Total assets                      20,809     7,965    17,538     4,647    50,959

   Depreciation expense was allocated based on material, labor, and overhead.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales of $14,651,000 for the third fiscal quarter of 2000 were $251,000 or 1.7% higher than the same period in 1999. Sales in the OEM Division increased 3.4% over 1999 to $8,736,000 primarily due to a net increase in sales of ball bearings and drive line components to the automotive industry. There were also increased sales of industrial ball bearings for various applications. Partially offsetting these increases were decreased sales to the railroad and heavy duty truck trailer markets. Distribution Division sales decreased 5.4% from the third fiscal quarter of 1999 to $3,066,000. Increased sales at the Company's largest distributors were offset by decreases at some of the smaller distributors. Machine tool sales of $2,849,000 in the third fiscal quarter of 2000 were 5% higher than the third fiscal quarter of 1999. On a year-to-date basis, sales of $49,512,000 were $836,000 or 1.7% higher compared to the same period in 1999. Sales in the OEM Division increased 2.9% over 1999 to $30,281,000 due to increased sales of automotive products, industrial ball bearings and tapered roller bearings, partially offset by lower sales of railroad bearings. Distribution Division sales of $9,957,000 were 4.5% lower than 1999 due primarily to a decrease in orders for railroad bearings. Machine tool sales of $9,274,000 were 5.0% higher than 1999 due to improved supply from a machine tool producer acquired late in 1998.

      Gross Profit. Gross profit for the quarter of $5,024,000 represents a 3.2% increase over the third fiscal quarter of 1999. As a percentage of sales, gross profit (GP%) was 34.3% compared to 33.8% in the third fiscal quarter of 1999. The Company has lowered its cost of goods sold by increasing plant efficiency as a result of last year's capital expenditures and also by reducing its material cost. GP% for the OEM Division was 27.7% in the third fiscal quarter of 2000 compared to 22.6% in 1999 primarily as a result of material cost reductions, increased plant efficiency and product mix. GP% for the Distribution Division was 53.3% in the third fiscal quarter of 2000 compared to 52.5% in 1999 due mainly to product mix. GP% for Machine tools was 34.1% in the third fiscal quarter of 2000 compared to 46.3% in 1999 due to lower sales in the U.S. in 2000 and the return to income of an excess reserve in 1999. On a year-to-date basis, gross profit was $16,596,000, or 33.5% of sales, in 2000 compared to $14,825,000, or 30.5% of sales in 1999. GP% for the OEM Division was 26.7% in 2000 compared to 23.3% for the 1999 year-to-date period. Distribution Division GP% increased to 54.8% from 53.6%. The increased for both divisions are due to the same factors that affected the quarterly results. Machine tool GP% increased to 33.0% from 26.9% due mainly to higher sales in the U.S. and the 1999 income item mentioned above.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 23.6% in the third fiscal quarter of 2000 compared to 22.9% in the third fiscal quarter in 1999. S,G&A increased by $156,000. Year-to-date, S,G&A as a percentage of sales was 22.0% compared to 21.3% in 1999. This represents an increase of $509,000 due primarily to increases in promotion ($398,000), professional fees ($280,000) and salaries ($199,000), offset by decreases in commissions ($171,000), bank charges ($62,000), travel and entertainment ($55,000), and freight ($39,000).

      Operating Income. Operating income was $1,567,000 for the third fiscal quarters of both 2000 and 1999. OEM Division increased 85% over 1999 to $1,087,000 due primarily to the gross profit increases detailed above. Operating income in the Distribution Division decreased 15% compared to 1999 to $425,000 due mainly to lower sales volume. Operating income for machine tools decreased 88% compared to 1999 to $55,000 due primarily to the gross profit decreases and higher S,G&A. On a year-to-date basis, operating income of $5,701,000 in 2000 represents a 28% increase compared to 1999. The OEM Division year-to-date increase of 41% over 1999 to $3,867,000 is mainly due to the gross profit increases detailed above and higher sales volume, partially offset by increased S,G & A. The Distribution Division year-to-date operating income of 1,669,000 is 16% lower than 1999 primarily due to lower sales and higher S,G&A. Year-to-date operating income for machine tools of $165,000 is $461,000 higher than 1999 due mainly to the gross profit changes detailed above and higher sales, partially offset by higher S,G&A.

      Other Expense, net. Other expense, net was $275,000 in the third fiscal quarter of 2000 compared to $429,000 in the third fiscal quarter of 1999. On a year-to-date basis, other expense, net was $629,000 in 2000 compared to $58,000 in 1999. These amounts relate primarily to the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies.

      Interest Expense, net. Net interest expense was $309,000 for the third fiscal quarter of 2000 compared to $295,000 during the same period in 1999. On a year-to-date basis, net interest expense was $859,000 in 2000 compared to $1,003,000 in 1999 mainly due to lower interest rates partially offset by higher debt.

      Income of Affiliate. Affiliate income of $98,000 in the third fiscal quarter of 2000 includes the Company's share of earnings in Jiangsu General Ball and Roller Co., Ltd. ("JGBR") which began operations during the first quarter of 2000. Year-to-date affiliate income of $386,000 includes $336,000 from JGBR.

      Income Tax. For the third fiscal quarter of 2000, the Company had an effective tax rate of 47.5% compared to 42.3% for 1999. On a year-to-date basis, the Company had an effective tax rate of 42.7% compared to 48.4% in 1999. Effective tax rates are based on estimated year end effective rates.

      Net Income. As a result of the factors discussed above, net income for the third fiscal quarter of 2000 increased by 7% to $594,000 or $.14 per basic and diluted share from $557,000 or $.14 per basic and diluted share in 1999. On a year-to-date basis, net income increased by 46% to $3,028,000 or $.74 per basic and diluted share from $2,072,000 or $.50 and $.49 per basic and diluted share, respectively, in 1999.

Financial Condition, Liquidity and Capital Resources

      The Company's primary sources of capital have been net cash provided by operating activities, a term loan and sale of common stock. Working capital requirements also have been financed by a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. At January 1, 2000 and September 1, 2000, the Company had working capital of $28,204,000 and $30,762,000, respectively.

      Cash provided by operating activities during the first nine months of 2000 was $1,372,000. Cash provided from net income and increased accounts payable and accrued expenses was partially offset by increased inventory and accounts receivable. The primary reasons for the inventory increase are a recent slow down in the heavy duty truck trailer market segment combined with increases necessary to support new products. Also, due to a change in certain terms, in-transit inventory and accounts payable have increased.

      Cash used in investing activities during the first nine months of 2000 was $3,065,000. Included in this amount is $2,080,000 for the Company's 50% interest in a new joint venture, NN Gerneral, LLC ("NNG"), which purchased 60% of JGBR. This was structured as a $100,000 investment and loans of $1,980,000. The Company also invested an additional $650,000 in Ningbo General Bearing Company, Ltd., one of it's existing joint ventures in China. After this investment, the Company's ownership increased from 33 1/3% to 42.0%. Cash used in investing activities also includes $335,000 for capital expenditures.

      Cash provided by financing activities during the first nine months of 2000 was $130,000. During July 2000, the Company repaid its short term loan of $3,250,000 with funds available through its revolving credit facility due to favorable interest rates and borrowing availability. The Company also refinanced certain of its previously purchased machinery and equipment in the amount of $950,000 under a lease finance facility. Part of these proceeds was used to repay its existing $504,000 capital lease. A dividend of $500,000 was made by World to its shareholders prior to its acquisition by General Bearing. A non-cash dividend of $1,593,000 was made by World to its shareholders prior to its acquisition by General Bearing. At January 1, 2000, the Company had cash collateralized $1,818,000 in letters of credit outstanding with its former lender. At September 30, 2000, all such cash has either been used to fund inventory purchases or been returned to the Company. During the first nine months of 2000, the Company had a net increase in debt under its revolving credit facility of $2,768,000 and repaid $103,000 under its new capital lease.

      At September 30, 2000, the Company had outstanding debt of $14,174,000 under its Revolving Credit Facility and had further availability of approximately $5.0 million. As of November 14, 2000, the Company was in violation of certain of its loan covenants relating to reporting. The bank agreed to waive that violation and as of November 20, 2000, the Company is in compliance with all of its loan covenants.

      In July 2000, the Company acquired 100% of World Machinery Company in exchange for common shares. The Company believes that this acquisition till have no material effect on its liquidity.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the existing and any future revolving credit facilities will be sufficient to finance the Company's commitment to provide up to $420,000 of additional funding to NNG, if necessary, as well as anticipated working capital and capital expenditure requirements for at least the next 24 months.

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

                                     PART II

Item 1. Legal Proceedings

Gussack Realty Company and General Bearing Corporation vs. Xerox

The background of the above proceeding is described in detail in the Company's Annual Report on Form10-K dated March 31, 2000.

On August 22, 2000 the United States Court of Appeals for the Second Circuit (the "appellate court") affirmed the $1,083,000 judgment in favor of plaintiffs insofar as it was based on plaintiffs' negligence claim and reversed such judgment insofar as it was based on plaintiffs' CERCLA claims. The appellate court also reversed the trial court's denial of plaintiffs' prejudgment interest and remanded the issue to the district court for a determination of the amount of prejudgment interest due. In addition, in ruling on the plaintiffs' appeal the appellate court affirmed the trial court's rulings: a) setting plaintiffs' past CERCLA response costs at zero, b) dismissing plaintiffs' nuisance claim (thereby precluding the jury's consideration of punitive damages), c) refusing to permit plaintiffs to amend their complaint to plead gross negligence, and d) reducing sanctions imposed against Xerox at trial by 20%. The appellate court reversed the trial judge's order that plaintiffs indemnify Xerox for future response costs Xerox might incur remediating plaintiffs' property. On Xerox cross-appeal, in addition to reversing the CERCLA judgment, as set forth above, the appellate court also affirmed the trial judge's admission of plaintiff's expert's testimony.

On approximately September 8, 2000, Xerox filed a Petition for Panel Rehearing and Rehearing En Banc (the "Petition"), challenging the appellate court's a) affirmation of the trial court's admission of plaintiffs' expert's testimony at trial, b) reversal of the trial court's denial of prejudgment interest and c) remand to the district court to fix prejudgment interest.

The parties are currently awaiting a ruling on the Petition.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibit 27. Financial Data Schedule

      On July 24, 2000, the Company filed a Form 8-K reporting the Company's acquisition on July 7, 2000, of World Machinery Company which, prior to such acquisition, owned 74.8% of the Company's outstanding common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 20, 2000.

  GENERAL BEARING CORPORATION
  ---------------------------
(Registrant)


  /s/ David L. Gussack
-----------------------------
David L. Gussack
President


  /s/ Barry A. Morris
-----------------------------
Barry A. Morris
Chief Financial Officer