Form 10-K
period 2000-12-30
GENERAL BEARING CORP
filed 2001-05-02
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

At March 30, 2001 the aggregate market value of the Registrant's outstanding common stock, $.01 par value per share, held by non-affiliates, was $5,520,750, based on the closing sale price as reported March 30, 2001 on the NASDAQ Small Cap Market.

At March 30, 2001, the Registrant had issued 7,072,950 shares of common stock, $.01 par value per share, and had outstanding 4,112,650 shares.

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

                          GENERAL BEARING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000

                                TABLE OF CONTENTS

No.                                                                         Page
---                                                                         ----

PART I
  Item 1.& 2   Business and Properties .....................................   1
  Item 3.      Legal Proceedings ...........................................   7
  Item 4.      Submission of Matters to a Vote of Security Holders..........   8

PART II
  Item 5.      Market for Registrant's Common Equity and Related Stockholder
               Matters......................................................   9
  Item 6.      Selected Financial Data......................................  10
  Item 7.      Management's Discussion and Analysis of Results of Operations
               and Financial Condition......................................  11
  Item 7a.     Quantitative and Qualitative Disclosure about Market Risk ...  14
  Item 8.      Financial Statements and Supplementary Data..................  15
  Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures....................................  41

PART III
  Item 10.     Directors and Executive Officers of the Registrant...........  42
  Item 11.     Executive Compensation.......................................  44
  Item 12.     Security Ownership of Certain Beneficial Owners and
               Management...................................................  46
  Item 13.     Certain Relationships and Related Transactions...............  47

PART IV
  Item 14.     Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.....................................................  49

                                     PART I

Item 1 & 2. Business and Properties

  In July 2000, General Bearing Corporation ("General"), acquired 100% of World Machinery Company ("World"), which, prior to the acquisition, owned 74.8% of the outstanding common stock of General. World was principally owned by members of General's Board of Directors and senior management. World's principal business is the manufacture and sale of machine tools, however, it also holds two bearing joint ventures for General's benefit. This combination has been accounted for in a manner similar to a pooling of interests. Prior periods have been restated as if the companies have always been combined. In consideration for this transaction, General issued 3,140,000 shares of its common stock, $.01 per share par value. 2,950,000 shares of General's common stock, owned by World, are now carried as treasury stock. The net stock of 190,000 shares paid for the acquisition are considered outstanding for all periods presented.

  General and subsidiaries (collectively, "the Company") is actively engaged in two principal lines of business: bearings and machine tools. Net sales, gross profit and operating income attributable to each segment of the Company for each of the last three years are set forth in Note 16 to the Company's consolidated financial statements for the year ended December 30, 2000.

BEARINGS:

  The Company manufactures, sources, assembles and distributes a variety of bearing components and bearing products, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings. The Company operates this line of business in two segments; under the Hyatt(R) and The General(R) trademarks, the Company supplies original equipment manufacturers ("OEMs"), and it supplies the industrial aftermarket, both principally in the United States ("U.S."). The Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty trailers, office equipment, machinery and appliances.

  The Company operates in two divisions: the OEM Division, which supplies OEMs, and the Distribution Division, which serves distributors that supply the repair and maintenance aftermarket and small OEMs. The OEM Division's quality customer base includes Visteon Automotive Systems ("Visteon"), Burlington Northern/Santa Fe Railroad Co. ("Burlington Northern"), and eight of the nation's top twelve manufacturers of heavy duty truck trailers. Beyond the transportation industry, the OEM Division supplies precision ball bearings to manufacturers of office equipment such as Pitney Bowes ("Pitney Bowes") and Eastman Kodak ("Kodak"). The Distribution Division has customers ranging in size from the two largest industrial distributors in the U.S., each of which has more than 400 outlets, to independent single outlet operations. The Distribution Division's individual shipments are typically smaller in volume but carry higher gross margins.

  Through flexibility in manufacturing and sourcing, as well as attentive customer service, the Company strives to be a reliable, innovative and cost effective provider of bearing components and products to the approximately $6 billion per year U.S. bearing market. The Company's strategy to accomplish this objective includes the following:

      * PROVIDE HIGH QUALITY PRODUCTS AND SUPERIOR CUSTOMER SERVICE. General maintains a detailed and extensive Quality Assurance Program and has been certified to the M1003 standard by the Association of American Railroads ("AAR"). General has been granted "Unconditional Approval" from the AAR for its tapered journal bearings. General also maintains ISO 9001 registration from the International Standards Organization ("ISO") and QS-9000 registration from the Automotive Industry Quality System. General also requires that both its affiliated and unaffiliated suppliers conform to Company and customer quality and engineering standards. In addition, General has been qualified as an authorized supplier by leading automobile and truck trailer manufacturers and national distributors of bearings. These certifications and qualifications, which often take significant time to obtain because of testing and other requirements, enable General to supply large markets currently served by a limited number of competitors.

      * PRESENCE IN CHINA. In 1987, General formed a joint venture, Shanghai General Bearing Co., Ltd. ("SGBC"), in the People's Republic of China ("PRC") to establish a low cost, quality controlled source for bearings and bearing components. The Company has formed other joint ventures in the PRC, and it continues to investigate joint venture opportunities. The Company believes that potential customers in the U.S. intending to establish or expand manufacturing and other facilities in the PRC have, and will continue to have, an incentive to purchase bearings from the Company in order to satisfy

Chinese counter purchasing and local content requirements. On February 3, 1997, the U.S. Department of Commerce ("Commerce") granted SGBC partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result of SGBC receiving zero or de minimis antidumping margins for the periods from 1990-1993 ("4th, 5th and 6th Reviews"), Commerce revoked the antidumping order as to SGBC in the 1993-1994 period ("7th Review"). As a result of the revocation, SGBC and the Company are no longer required to participate in the annual reviews of the antidumping order conducted by Commerce. The Company believes SGBC's revocation provides it with a competitive advantage.

      * MANUFACTURING AND SOURCING FLEXIBILITY. The Company operates on the principle that a flexible method of combining product and component purchasing with its own manufacturing and assembly capabilities can provide customers with high quality products and cost advantages. The Company uses its manufacturing, engineering and purchasing expertise to determine the highest quality and most cost effective methods of production. The Company currently sources bearing components and products from over 20 factories worldwide. In order to maintain the Company's flexibility to change with the market, the Company typically limits the term of its supply contracts to one year.

PRODUCTS

  The Company and its joint ventures manufacture and market high quality, precision ball and roller bearings used in a broad range of applications including automotive and trucking, rail car and locomotive, appliances, lawn and garden implements, office equipment, consumer products, medical equipment, material handling, and power tools.

  The Company sells approximately 2,500 stock keeping units ("SKU's"). The Company's product line includes standard and metric precision ball bearings, double row ball bearings, unground bearings, and special ball bearings. The Company offers its products in standard, modified, and custom designs where appropriate. The Company produces standard, special and niche market bearings. Special bearings are specifically manufactured to the requirements of a customer, as determined in cooperation with the Company's engineering staff. Examples of these products include bearings for copier machines, automotive steering columns, postal equipment and wheelchairs. Niche bearings are bearings used in specific industries, and are produced by a limited number of manufacturers. Under the Hyatt(R) brand, the Company produces select tapered roller bearings (TRB's), tapered journal bearings, spherical roller bearings and cylindrical roller bearings which are used in railroad, truck/trailer, automotive and other industrial applications.

MANUFACTURING AND SOURCING

  The Company primarily manufactures and assembles bearings at its facilities in New York and at the Company's joint venture facilities, discussed in greater detail below, including SGBC in Shanghai, PRC and Ningbo General Bearing Co., Ltd. ("NGBC") in Yuyao City, PRC. Certain imports from various locations have been subject to antidumping duties since 1987, requiring importing companies to post cash deposits. No antidumping duties have been levied on TRB's imported from SGBC, the Company's principal source of imported product, since 1991.

  The Company obtains 76% of its bearing and component requirements from various Chinese joint ventures. The Company currently relies on approximately 50 unaffiliated manufacturers to produce the remaining 24% of its requirements. The Company has no long-term contracts with its unaffiliated manufacturing sources. The Company attempts to maintain sourcing flexibility by not engaging in any purchasing contracts that exceed one year.

CHINESE JOINT VENTURES

  The Company has entered into six joint ventures with manufacturers in the PRC to enable it to secure a reliable source of high quality, low cost bearings and bearing components. By entering into joint ventures, rather than long-term manufacturing contracts, the Company is better able to monitor and control production and quality assurance by having access to the factories at both management and production levels. Further, by sourcing from joint ventures, the Company may not be required to incur inventory carrying costs, since the joint ventures may hold all inventory until needed by the Company. The joint ventures also provide a less capital intensive alternative to building Company-owned facilities.

  SGBC, a joint venture formed with Shanghai Roller Bearing Factory ("SRBF") in June 1987, is a limited liability company formed in accordance with PRC law for an initial term of ten years, which has been extended to June 2008. SGBC produces tapered roller and ball bearings, which the Company imports into the U.S. for further assembly, inspection, testing and distribution. The Company contributed 25% of the initial capital of SGBC in the form of capital equipment valued by the parties at $750,000 and the Company's joint venture partner, SRBF, contributed 75% of the initial capital of SGBC in the form of facilities and equipment, valued by the parties at $1,500,000 and $750,000, respectively. The Company receives dividends based on its capital investment. Upon the receipt of $1,375,000 in dividends, the Company will cease to receive any further dividends. To date, the Company has receieved $315,000 in dividends. An additional dividend of $87,000 has been declared.

      The Company has the exclusive right to sell the products of SGBC in the U.S. In 2000, 1999 and 1998, the Company purchased $12.4 million, $10.5 million and $10.3 million respectively, in bearings and bearing components from SGBC. Purchases are made upon terms and conditions established periodically by negotiation between the Company and SGBC. Governance, operations, distributions and the dissolution of SGBC are governed by PRC law and by SGBC's joint venture contract and articles of association. SGBC's eight-member Board of Directors, which consists of five directors chosen by SRBF and three directors chosen by the Company, exercises authority over the joint venture by majority vote. Certain decisions involving annual strategy, budgeting and production plans require the vote of at least one Director chosen by the Company. Unanimous consent of the Board of Directors is required for all fundamental corporate changes.

  NGBC, a joint venture with China Ningbo Genda Bearing Company, Ltd., was established in early 1998. Located in Yuyao City, China, this venture manufactures ball and roller bearings and their components. Initially, the venture's production was directed to electric motor bearings. In its second stage, production has been directed toward product for sale by the Company to the U.S. automotive industry. The Company's initial contribution was $1.0 million; 33.3% of the registered capital. In 1999, the joint venture partners agreed to increase the registered capital of NGBC for expansion of NGBC. The Company contributed $450,000 in cash and equipment in line with its percentage of ownership. During 2000, the Company increased its ownership to 42% by contributing an additional $650,000 in cash. In 2001, the Company signed an agreement to increase its ownership to 50%. The Company purchased $10.4 million, $8.1 million and $3.4 million from NGBC in 2000, 1999 and 1998, respectively.

  Shanghai Pudong General Bearing Company ("SPGBC"), a joint venture with Shanghai Xiua Industrial Corporation was established in 1996. Located in the Pudong Industrial Zone of Shanghai, this venture produces ball bearings for sale in the U.S. by the Company. The Company contributed $150,000; 25% of the registered capital of SPGBC, in 1998. In 2000, 1999 and 1998, the Company purchased $1.2 million, $1.7 million and $1.6 million from SPGBC, respectively.

  Jiangsu General Ball & Roller, Ltd. ("JGBR"), a joint venture with Jiangsu Lixing Steel Ball Factory (Group) ("JSBF"), was established in 1999. Located in Rugao City, China, this venture is comprised of the operations of JSBF, a manufacturer of rolling elements for bearings. In March 2000, the Company formed NN General, LLC ("NNG"), a joint venture with NN Ball & Roller, Inc. ("NN"). The Company and NN each hold a 50% interest in NNG, which holds a 60% interest in JGBR. The Company invested net cash for these transactions of $100,000 in 2000. Also in 2000, the Company advanced $2,440,000 to NNG, which invested a total of $4.8 million in JGBR.

  Wafangdian General Bearing Co., Ltd. ("WGBC"), a joint venture with Wafangdian Bearing Company, produces components for spherical roller bearings and railroad bearings in the PRC. The Company sells the WGBC bearings in the U.S. In its second stage, it is anticipated that WGBC will produce rear wheel automotive bearings. Rockland paid $1.9 million and $2.6 million for consignment purchases from WGBC in 2000 and 1999, respectively. Prior to negotiating consignment terms in 1999, Rockland purchased $5.9 million from WGBC in 1998.

  Rockland Manufacturing Company, ("Rockland") a joint venture with Wafangdian USA Ltd., was established in 1993 and exists at the facilities of the Company. Rockland offers flexibility to the Company by providing readily accessible inventory, which the Company pays for at the time it is needed to fill customer orders. The Company purchased $2.7 million, $3.5 million and $5.2 million from Rockland in 2000, 1999 and 1998, respectively.

SALES, MARKETING AND CUSTOMERS

  The Company markets its products in the U.S. and abroad through 12 salaried sales employees and 29 commissioned independent sales representative organizations, aggregating 96 sales persons. In addition, the Company has 11 customer service representatives responsible for handling orders and providing sales support. Products sold through the OEM Division bear The General(R) label for ball bearings and the Hyatt(R) brand for all types of roller bearings.

  The OEM Division focuses on electric motor manufacturers and the transportation industry; e.g., truck/trailer manufacturers, railroad locomotive and freight car manufacturers, and automotive manufacturers. The OEM Division's quality customer base includes Visteon, Burlington Northern, and eight of the nation's top twelve manufacturers of heavy duty truck trailers. Beyond the transportation industry, the OEM Division supplies precision ball bearings to manufacturers of office equipment such as Pitney Bowes and Kodak. The Distribution Division has customers ranging in size from the two largest industrial distributors in the U.S., each of which has more than 400 outlets, to independent single outlet operations. In 2000 and 1999, sales to Visteon represented more than 10% of the company's total net sales. There were no individual customers representing at least 10% of sales in 1998.

  The OEM Division ships products within one to 365 days from the date an order is placed. Actual shipments are dependent upon production schedules of the Company's customers. The Distribution Division generally ships product within 24 hours of the time an order is placed. The Company's arrangements with its customers typically provide that payments are due within 30 days following the date of shipment of goods.

EMPLOYEES

  The Company's bearing operations have 140 full-time employees, of whom 86 were engaged in production, shipping and receiving, quality control, and maintenance, and 22 of whom were engaged in sales and marketing. The balance of the Company's full-time employees is primarily administration. 73 of the General's employees engaged in production, shipping and receiving, quality control and maintenance are subject to collective bargaining and are represented by the United Brotherhood of Carpenters and Joiners of America, AFL-CIO, Local 3127 ("Union"). The current collective bargaining agreement with the Union expires on April 30, 2003. The Company believes that relations with its employees, including those subject to collective bargaining, are good. General has a 20 year relationship with the Union and has never experienced a Union work stoppage.

COMPETITION

  The ball and roller bearing industry is highly competitive. The Company believes that competition within the precision ball and roller bearing market is based principally on quality, price and the ability to meet customer delivery requirements. The Company's primary domestic and foreign competitors are Timken, SKF USA Inc., NSK Corporation, American Koyo Corp., NTN Bearing Corporation of America, the Torrington Company and FAG Holding Corporation. Management believes that the Company's manufacturing and sourcing capabilities and its reputation for consistent quality and reliability have positioned the Company for continued growth.

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

  The Company's use of the Hyatt(R) trademark is pursuant to a license with General Motors ("GM"). Under the Hyatt License, the Company has the right to use the terms "Hyatt," "Hyatt Railway," "Hyatt Railway Products," "Hyatt Manufacturing," "Hyatt General" and various derivatives of "Hyatt" in connection with locomotive journal boxes, traction motor bearings, component parts thereof, and other products. The initial term of the Hyatt License ended on January 1, 2000. The license has been renewed for an additional ten year term. The Company paid licensing fees to GM of $35,000, $35,000 and $30,000 in 2000, 1999 and 1998, respectively.

ENVIRONMENTAL COMPLIANCE

  The Company's operations are subject to federal, state and local regulatory requirements relating to pollution control and protection of the environment. Based on information compiled to date, management believes that the Company's current operations materially comply with applicable environmental laws and regulations. See Legal Proceedings.

PROPERTIES

  The Company leases a facility located in West Nyack, New York, which has approximately 190,000 square feet of floor space. Management believes that the plant is adequate for the Company's present needs and anticipated expansion. The West Nyack facility, which is used principally for administrative, assembly, manufacturing, and distribution purposes, is owned by Gussack Realty Company ("Realty"). On November 1, 1996, the Company and Realty entered into a lease for the West Nyack facility ("Lease"), which provides for an initial term expiring on October 31, 2003, and is renewable at the option of the Company for an additional six year term. The lease specifies a base rent of $4.81 per square foot (or $913,000) annually, payable in monthly rent payments of $76,000. The Lease provides for an increase in rent every other year, commencing in 1998, equal to the greater of (i) 106% of the preceding year's rent or (ii) the preceding year's rent multiplied by a fraction the numerator of which is the Consumer Price Index for the area including Rockland County or, if no such index is published, for Northern Jersey ("CPI") in effect 90 days prior to November 1 of the new rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 increase amounted to 6% of the preceding year, resulting in rent of $5.0986 per square foot (or $968,000) annually effective through October 31, 2000. The November 2000 increase also amounted to 6% of the preceding year, resulting in rent of $5.4045 per square foot (or $1,026,000) annually effective through October 31, 2002. See "Item 13 - Certain Relationships and Related Transactions."

MACHINE TOOLS:

  The Company's machine tool operations are conducted through three companies, World Machinery Group, BV ("WMG"), World Machinery Works, S.A. ("W.M. Works") and WMW Machinery Company, Inc. ("WMW"), all direct or indirect subsidiaries of World, which became a wholly owned subsidiary of the Company in July, 2000.

  WMG, a 60% owned subsidiary, owns 51% of W.M. Works, a Romanian machine tool manufacturer, which was privatized by the Romanian government in 1998. The Company contributed $1.5 million of the $2.5 million that WMG paid for the 51% interest in W.M. Works and, under the share sale contract with the Romanian government, is obligated to invest an additional $5.2 million in W.M. Works in cash or in kind, over the four year period ending December 31, 2002. WMG has the exclusive right to market the primary products of W.M. Works outside of Romania, with some minor exceptions.

PRODUCTS

  W.M. Works, formerly known as Masini Unelte, Bacau, S.A., a Romanian corporation, produces a variety of machine tools used for boring, turning, milling and grinding metal work pieces. W.M. Works' product lines include horizontal boring mills, bridge and gantry mills, vertical turning lathes, heavy duty lathes, roll grinders, belt grinders and vertical grinders.

  WMW, a wholly-owned subsidiary, is the sole sales agent in North America for most of the machine tool products manufactured by W.M. Works. WMW also markets its own product lines of WMW HECKERT production milling machines and WMW Radial Drills of 2" to 8" capacity, manufactured by independent suppliers abroad. In addition, WMW imports and distributes CETOS grinding machines from the Czech Republic.

SALES MARKETING AND CUSTOMERS

  The majority of W.M. Works export sales are made through WMG, which utilizes independent regional sales agencies in each sales territory. WMG presently has approximately 8 sales agencies with exclusive distribution rights in North America, Germany, Sweden, Norway, India, Poland, the former Soviet states and Argentina. WMG also markets through approximately 15 non-exclusive agents covering Italy, China, Finland, Turkey, Greece, Austria, Egypt, the United Kingdom, the Czech Republic, Belgium, Holland, Brazil, South Africa, Pakistan, Vietnam and Taiwan.

  WMW sells primarily in North America through approximately 150 independent machine tool dealers on a non-exclusive basis.

  WMW and W.M. Works regularly participate in trade shows such as the International Machine Tool Show in Chicago and METAV in Dusseldorf, Germany and advertise in trade publications such as Modern Machine Shop and American Machinist in the United States and Werkstatt und Betrieb in Germany.

  The machine tools produced by W.M. Works and WMW are sold to a wide spectrum of customers, from large corporations, such as Boeing and Chrysler, to small job shops. W.M. Works also produces the mechanical components of machines for certain machine tool producers in Germany, who complete the machines and sell them under their own labels.

No individual customers of W.M. Works represented 10% or more of the Company's sales in 2000, 1999, and 1998.

EMPLOYEES

  The Company's machine tool operations have 587 employees, of whom 419 are in production, 24 are sales personnel, 14 are in-house technical engineers (both mechanical and electrical) and technicians, 52 are in design and the balance are administrative.

COMPETITION

  The machine tool industry is highly competitive. The principal competitors of W.M. Works and WMW are Tos Varnsdorf (Czech Republic), Union Werkzeugmaschinen (Germany), Defum (Poland), Mitsubishi (Japan), Giddings & Lewis (USA), Juristi (Spain) Toshiba (Japan), Dorris-Schamann (Germany), Pheonix (USA), Karnaghi (Italy), Waldrich (Germany), Hercules (Germany), Cetos (Czech Rep.) and Landis
(USA).

PATENTS. TRADEMARKS AND LICENSES

  Except for the WMW(R) and WMW Heckert(R) trademarks owned by WMW in the United States, neither WMW, W.M. Works nor WMG own any U.S. or foreign patents, trademarks or licenses that are material to their businesses.

ENVIRONMENTAL COMPLIANCE

  WMW and W.M. Works's operations are subject to governmental regulatory requirements relating to pollution control and protection of the environment. Based on information compiled to date, management believes that all current machine tool operations materially comply with applicable environmental laws and regulations.

Item 2. Properties

  W.M. Works, owns and manufactures at a facility of approximately 680,000 sq. ft. in Bacau, Romania. Management believes the plant is adequate for all present and future needs of W.M. Works. WMW operates at the Company's principal facilities in West Nyack, NY and has a leased sales office in Brea, California.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

  The amounts of sales and long-lived assets attributable to each of the Company's geographic segments and the amount of export sales from the U.S. for each of the last three fiscal years are set forth in Note 16 to the Company's consolidated financial statements for the year ended December 30, 2000.

Item 3. Legal Proceedings.

LEGAL PROCEEDINGS

Gussack Realty Company and General Bearing Corporation vs. Xerox

  In 1995, Gussack Realty Company ("Realty") and the Company filed an action against Xerox in the United States District Court for the Southern District of New York related to the discharge by Xerox of contaminants into the subsurface at a property in the vicinity of property formerly leased by the Company and owned by Realty in Blauvelt, New York ("Blauvelt Property"). Realty and the Company, among other things, alleged that the subsurface discharge adversely affected the Blauvelt Property. In July 1997, Xerox filed a counterclaim against the Company and Realty, seeking contribution for Xerox's remediation costs based upon Xerox's allegation of a discharge of contaminants into the subsurface at the Blauvelt facility .

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

  On August 22, 2000 the appellate court affirmed the $1,083,000 judgment in favor of plaintiffs insofar as it was based on plaintiffs' negligence claim and reversed such judgment insofar as it was based on plaintiffs' CERCLA claims. The appellate court also reversed the trial court's denial of plaintiffs' prejudgment interest and remanded the issue to the district court for a determination of the amount of prejudgment interest due. In addition, in ruling on the plaintiffs' appeal the appellate court affirmed the trial court's rulings: a) setting plaintiffs' past CERCLA response costs at zero, b) dismissing plaintiffs' nuisance claim (thereby precluding the jury's consideration of punitive damages), c) refusing to permit plaintiffs to amend their complaint to plead gross negligence, and d) reducing sanctions imposed against Xerox at trial by 20%. The appellate court reversed the trial judge's order that plaintiffs indemnify Xerox for future response costs Xerox might incur in remediating plaintiffs' property. On Xerox' cross-appeal, in addition to reversing the CERCLA judgment, as set forth above, the appellate court also affirmed the trial judge's admission of plaintiff's expert's testimony.

  On approximately September 8, 2000, Xerox filed a Petition for Panel Rehearing and Rehearing En Banc (the "Petition"), challenging the appellate court's a) affirmation of the trial court's admission of plaintiffs' expert's testimony at trial, b) reversal of the trial court's denial of prejudgment interest and c) remand to the district court to fix prejudgment interest. On December 7th, 2000, the appellate court denied the Petition in its entirety.

  On March 26, 2001, on remand the district court fixed May 5, 1992 as the date from which pre-judgment interest should accrue and awarded Plaintiffs such interest from such date through the date of an Amended Judgment on Remand to be filed, calculated at 9% per annum. Plaintiffs expect the Amended Judgment on Remand to be filed imminently.

  Additionally, in October, 1997, the Company filed a motion with the United States Bankruptcy Court for the Southern District of New York, seeking to hold Xerox in Contempt and for sanctions, on the grounds that the counterclaim filed by Xerox against the Company was discharged upon confirmation of the Company's Chapter 11 Reorganization Plan in 1993. In its response Xerox alleged that its counterclaims were not discharged and that even if they were discharged, Xerox can use them to offset the Company's claims against Xerox. On March 3, 1999, the Company filed a motion for partial summary judgment before the U.S. Bankruptcy Court judge on the contempt matter and Xerox filed a cross-motion for summary judgment. After hearing oral argument on April 9, 1999, the Bankruptcy court judge denied both motions. The case is awaiting trial.

WMW VS. AUERBACH MASCHINENFABRIK GMBH

  In 1997, WMW entered into an agency contract with Auerbach Maschinenfabrik GmbH ("Auerbach") a German machine tool manufacturer, pursuant to which WMW became the exclusive distributor of certain Auerbach products in the United States.

  In July, 2000, Auerbach advised WMW it was terminating WMW's agency, as it was going to use its subsidiary in the United States, Ixion Auerbach, Inc. ("IAI") to sell its products in this territory and that IAI had hired an employee of WMW who had, until then, been handling sales of Auerbach machines for WMW.

  In November, 2000, WMW commenced an action in the Supreme Court of New York, Rockland County, against Auerbach, IAI and the former WMW employee employed by IAI.

  The suit seeks injunctive relief and damages based on Auerbach's breach of the agency contract with WMW; Auerbach's, IAI's and the former employee's theft of trade secrets; breach of confidentiality agreement by the former WMW employee, and related causes of action.

  Plaintiff has served all of the defendants. Neither Auerbach nor IAI has filed an answer. The former WMW employee has filed an answer and immaterial counterclaim which the Company will defend.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  The Company's Common Stock has been quoted on the NASDAQ Small Cap market under the symbol "GNRL" since the Company's initial public offering effective February 7, 1997.

  The following charts set forth the high and low bid prices for each quarterly period in the current and last two fiscal years.

                                                        2001
                                        ---------------------------------------
Stock Prices                                   High                Low
                                        ---------------------------------------

1st Quarter                                    6 3/8              4 25/32

                                                        2000
                                        ---------------------------------------
Stock Prices                                   High                Low
                                        ---------------------------------------

1st Quarter                                    7 5/8              3 1/2
2nd Quarter                                    5 7/8              4 1/8
3rd Quarter                                    6 1/2              5 15/16
4th Quarter                                    5 7/8              5

                                                        1999
                                        ---------------------------------------
Stock Prices                                   High                Low
                                        ---------------------------------------
1st Quarter                                   10                  6
2nd Quarter                                   10 7/8              6 11/16
3rd Quarter                                    8 1/2              5 3/4
4th Quarter                                    8 3/8              8 5/16

  The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

  At March 14, 2001, the Company had in excess of 500 holders of its Common
Stock.

Item 6. Selected Financial Data

  The selected financial data set forth below is derived from the Company's consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. See Management's Discussion and Analysis of Results of Operations and Financial Condition.

                           General Bearing Corporation
                             Selected Financial Data
                    (In Thousands Except for Per Share Data)

                                            Years Ended

-------------------------------------------------------------------------------------------------
                                    Dec. 28,     Dec. 27,       Jan. 2,       Jan. 1,     Dec 30,
                                    1996         1997           1999          2000        2000
-------------------------------------------------------------------------------------------------
Statement of
Operations Data:

Sales                             $45,560      $ 47,983       $ 51,089       $64,338      $59,393

Operating income                  $ 1,561      $  1,506       $  3,060       $ 5,825      $ 1,861

Income before income tax          $ 1,194      $  1,119       $  2,520       $ 3,761      $ 1,562

Minority interests                $    80      $    (19)      $    (34)      $   540      $ 1,628

Net income                        $ 1,363      $  3,200       $    798       $ 2,244      $ 1,879

Net income per basic share        $   .43      $    .80       $    .19       $   .55      $   .46

Net income per diluted share      $   .43      $    .79       $    .19       $   .55      $   .46

-------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------

                                                As of

------------------------------------------------------------------------------
                            Dec. 28,  Dec. 27,  Jan. 2,   Jan. 1,   Dec. 30,
                            1996      1997      1999      2000      2000

------------------------------------------------------------------------------

Balance Sheet Data:

Total current assets        $ 28,295  $ 29,051  $ 34,907  $ 38,778  $ 38,778

Total Assets                $ 37,075  $ 39,680  $ 45,812  $ 53,340  $ 55,264

Long-term debt (excluding
  Current portion)          $  1,742  $  4,090  $  1,951  $ 12,861  $ 16,454

------------------------------------------------------------------------------

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Fiscal 2000 compared to Fiscal 1999

      Sales. Sales for the fiscal year ended December 30, 2000 ("2000") of $59,393,000 represents a 7.7% decrease compared to the fiscal year ended January 1, 2000 ("1999"). Sales in the OEM Division decreased 3.0% from 1999 to $37,413,000 primarily as a result of decreased sales to the railroad market. Due to the slowing economy during the second half of the year, there was also a decrease in sales of tapered roller bearings for heavy duty truck trailers. Partially offsetting these decreases was a net increase in sales of ball bearings and drive line components to the automotive industry and higher sales of industrial ball bearings for various applications. Distribution Division sales decreased 2.8% from 1999 to $12,857,000 primarily due to a decrease in orders for railroad bearings. Machine tool sales of $9,123,000 were 27.3% lower than 1999 mainly due to lower export sales from Romania. The lower export sales resulted from several orders being delayed by customers for 2001 delivery as well as production delays and reduced marketing activity resulting from reduced borrowing capacity.

      Gross Profit. Gross profit for 2000 of $18,476,000 represents an 11.8% decrease compared to 1999. As a percentage of sales, gross profit (GP%) was 31.1% for 2000 compared to 32.6% for 1999. GP% for the OEM Division was 23.6% in 2000 compared to 22.5% in 1999. This increase was mainly due to material cost reductions, increased plant efficiency and a reduction in sales of tapered journal bearings to the railroad industry, partially offset by increased inventory provisions. GP% for the Distribution Division was 52.2% in 2000 compared to 53.7% in 1999. This decrease was primarily due to increased inventory provisions, partially offset by decreased sales of lower margin railroad bearings. GP% for machine tools was 32.1% in 2000 compared to 32.6% in 1999. This decrease is mainly due to the lower sales volume.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 28.0% in 2000 compared to 23.5% in 1999. This increase is primarily due to the decreased sales volume and increased expenses of $1,488,000. S,G&A increased in the OEM Division by $471,000 mainly due to increased salaries and professional expenses. S,G&A increased in the Distribution Division by $341,000 also due to increased salaries and professional expenses. S,G&A for machine tools increased by $676,000 mainly due to a write-down of impaired assets and bad debts expense, partially offset by lower personnel expenses.

      Operating Income. Operating income for 2000 of $1,861,000 represents a 68.1% decrease compared to 1999. Operating income for the OEM Division decreased 9.2% compared to 1999 to $2,868,000 primarily due to increased S,G&A and decreased sales, partially offset by higher GP%. Operating income in the Distribution Division decreased 30.5% compared to 1999 to $1,692,000 reflecting lower sales volume, increased S,G&A and lower GP%. Operating income for Machine Tools was a loss of $2,699,000 in 2000 compared to a profit of $232,000 in 1999 primarily due to lower sales volume.

      Other Expenses, net. Net interest expense was $1,145,000 in 2000 compared to $1,371,000 in 1999 mainly due to lower interest rates, partially offset by higher debt. Equity in income of affiliates ("equity income") was $669,000 in 2000 compared to $181,000 in 1999. The 2000 equity income includes $238,000, which is the Company's share of net earnings from three joint ventures that commenced operations during the year. Foreign currency exchange losses of $2,000 in 2000 compared to $874,000 in 1999 relate to machine tool operations in Romania. Other income was $175,000 in 2000. There was no Other income in 1999.

      Income Tax. The Company's effective income tax rate was 83.9% in 2000 compared to 54.7% in 1999. Both amounts reflect an increase in the valuation allowance for deferred tax assets.

      Net Income. Net income for 2000 decreased 16.3% from 1999 to $1,879,000 or $.46 per basic and diluted share, from $2,244,000 or $.55 per basic and diluted share in 1999. The decrease is primarily due to the lower sales volume and higher S,G&A.

Fiscal 1999 compared to Fiscal 1998

      Sales. Sales for 1999 of $64,388,000 represents a 25.9% increase over the fiscal year ended January 2, 1999 ("1998"). Sales in the OEM Division increased 23.6% over 1998 to $38,555,000 primarily as a result of higher sales volume to existing customers as well as new contracts awarded during the year. The largest increase was in tapered roller bearings for heavy duty truck trailers. The Company also increased sales to the automotive industry as a result of the first full year of shipments on a two-year, $14,000,000 contract with Visteon to supply certain ball bearings as well as new contracts to supply certain driveline components. The Distribution Division was able to selectively increase prices, however, softness in the industrial distribution aftermarket resulted in a net decrease in sales of 7.2% from 1998 to $13,233,000. Machine tool sales of $12,550,000 were 122.4% higher than 1998 mainly due to the acquisition of a machine tool manufacturer in Romania.

      Gross Profit. Gross profit for 1999 of $20,952,000 represents a 23.5% increase over 1998. As a percentage of sales, gross profit (GP%) was 32.6% for 1999 compared to 33.2% for 1998. Overall GP% was favorably impacted by product mix resulting from the addition of sales from the acquired machine tool manufacturer partially offset by increased bearing sales to original equipment manufacturers and decreased sales to the industrial distribution aftermarket. GP% for the OEM Division was 22.5% in 1999 compared to 22.6% in 1998. GP% for the Distribution Division was 53.7% in 1999 compared to 50.9% in 1998. This increase was due to price increases, product mix and cost reductions. GP% for machine tools was 41.3% in 1999 compared to 46.9% in 1998. This decrease is mainly due to the acquisition, which markets its products through distributors. The higher GP% in 1998 represents the Company's distributor business.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 23.5% in 1999 compared to 27.2% in 1998. This reduction reflects the effect of the increased sales volume. S,G&A increased by $1,227,000 primarily due to the S,G&A associated with sales of machine tools produced in Romania, and increased S,G&A in the OEM Division to support its current year and projected growth. This was partially offset by a reduction of $1,123,000 at the Company's domestic machine tool operation in line with sales performance.

      Operating Income. Operating income for 1999 of $5,825,000 represents a 90.4% increase over 1998. Operating income for the OEM Division increased 44.1% over 1998 to $3,159,000 primarily due to the sales and gross profit changes described above. Operating income in the Distribution Division decreased 13.7% compared to 1998 to $2,434,000 reflecting lower sales volume partially offset by higher GP%. Operating income for Machine Tools improved from a loss of $1,953,000 to a profit of $232,000 primarily due to the additional sales of Romanian product and reduced S,G&A in the U.S.

      Other Expenses, net. Net interest expense was $1,371,000 in 1999 compared to $733,000 in 1998. This increase is primarily due to interest incurred by the acquired machine tool company and lower interest income. Equity in income (loss) of affiliates was $181,000 in 1999 compared to ($133,000) in 1998. Foreign currency exchange losses of $874,000 in 1999 were incurred by the acquired machine tool company. There were no foreign currency exchange losses in 1998. Other income in 1998 includes $350,000 from the sale of fixed assets to WGBC. There was no Other income in 1999.

      Income Tax. The Company's effective income tax rate was 54.7% in 1999 compared to 67.0% in 1998. Both amounts reflect an increase in the valuation allowance for deferred tax assets.

      Net Income. Net income for 1999 increased 181.2% from 1998 to $2,244,000 or $.55 per basic and diluted share, from $798,000 or $.19 per basic and diluted share in 1998. The increase is primarily due to the higher sales volume, partially offset by higher other expenses, net.

Financial Condition, Liquidity and Capital Resources

  During the three years ended December 30, 2000, the Company's primary sources of capital have been net cash provided by operating activities and a term loan. Working capital requirements also have been financed by a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. At January 1, 2000 and December 30, 2000, the Company had working capital of $28,154,000 and $28,246,000, respectively.

  Cash provided by operating activities in 2000 was $1,556,000. Cash provided from net income before depreciation and amortization, reduced accounts receivable and increased accounts payable and accrued expenses was partially offset by increased inventory and the minority losses. The primary reasons for the inventory increase are a recent slow down in the heavy duty truck trailer market segment combined with increases necessary to support new products. Also, due to a change in sales terms from certain suppliers, in-transit inventory and accounts payable have increased.

  Cash used in investing activities in 2000 was $4,295,000. Included in this amount is $2,540,000 for the Company's 50% interest in a new joint venture, NNG, which purchased 60% of JGBR. This was structured as a $100,000 investment and advances to NNG totaling $2,440,000. The Company also invested an additional $650,000 in Ningbo General Bearing Company, Ltd., one of it's existing joint ventures in China. After this investment, the Company's ownership increased from 33 1/3% to 42%. Cash used in investing activities also includes $948,000 for capital expenditures.

  Cash used in financing activities in 2000 was $340,000. The Company repaid short term loans of $3,459,000 primarily with funds available through its revolving credit facility due to favorable interest rates and borrowing availability. The Company also refinanced certain of its previously purchased machinery and equipment in the amount of $968,000 under a lease finance facility. Part of these proceeds was used to repay its existing $504,000 capital lease. During 2000, the Company had a net increase in debt under its revolving credit facility of $3,347,000 and repaid $46,000 under its new lease facility.

  At December 30, 2000, the Company had outstanding debt of $14,753,000 under its Revolving Credit Facility and had further availability of approximately $4.6 million. At December 30, 2000, the Company was in compliance with all of its loan covenants. Additionally, the Company had outstanding debt of $264,000 against a $548,000 line of credit that expired on April 30, 2001. At January 1, 2000, the Company had cash collateralized $1,818,000 in letters of credit outstanding with its former lender. At December 30, 2000, all such cash had either been used to fund inventory purchases or been returned to the Company.

  In July 2000, the Company acquired 100% of World Machinery Company in exchange for common shares. A cash dividend of $500,000 and a non-cash dividend of $1,594,000 were made by World to its shareholders prior to its acquisition by General. The Company believes that this acquisition will have no material effect on its liquidity.

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

Recent Accounting Standards

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is effective, as amended, for years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings.

  In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended FAS 133. The amendments in FAS 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives.

  Effective December 31, 2000, the Company will adopt FAS 133 and FAS 138. The initial impact of adoption on the Company's financial statements will be recorded in the first fiscal quarter of 2001 and will not be material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 in 2000 and there was no material effect on the Company's operating results.

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

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

INTEREST RATE RISK

  The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt (see Note 8 to the Consolidated Financial Statements). As of December 30, 2000, the Company had $9.0 million outstanding in an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the year ended December 30, 2000, the Company's interest rate swap agreement resulted in additional expense of approximately $3,000.

  The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

FOREIGN CURRENCY RISK

  The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements from domestic companies with international customers are denominated in U.S. dollars. Only a small fraction of the Company's purchases are denominated in foreign currency. Due to this limited activity, the Company does not expect any material loss with respect to foreign currency risk.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   FOR THE THREE YEARS ENDED DECEMBER 30, 2000

Item 8.  Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

       Report of Independent Certified Public Accountants...................F-16

       Report of Independent Certified Public Accountants...................F-17

       Consolidated Balance Sheets, January 1, 2000 and December 30, 2000...F-18

       Consolidated Statements of Operations for the Years Ended
       January 2, 1999, January 1, 2000 and December 30, 2000...............F-19

       Consolidated Statements of Changes in Stockholders' Equity for
       the Years Ended January 2, 1999, January 1, 2000 and December 30,
       2000.................................................................F-20

       Consolidated Statements of Cash Flows for the Years Ended
       January 2, 1999, January 1, 2000 and December 30, 2000...............F-21

       Notes to Consolidated Financial Statements......................F-22 - 41

               Report of Independent Certified Public Accountants

To the Stockholders
General Bearing Corporation
West Nyack, New York

We have audited the accompanying consolidated balance sheets of General Bearing Corporation and subsidiaries as of December 30, 2000 and January 1, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Rockland Manufacturing Company and WMW Machinery Company, Inc., (wholly owned subsidiaries) whose statements collectively reflect assets of 9.5% and 12.2% in the consolidated balance sheets presented as of December 30, 2000 and January 1, 2000, and revenues of 12.8%, 13.4% and 21.4% of the related consolidated totals, for each of the three years in the period ended December 30, 2000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Rockland Manufacturing Company and WMW Machinery Company, Inc. is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Bearing Corporation and subsidiaries as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

New York, New York
April 25, 2001

               Report of Independent Certified Public Accountants

To the Partners and Shareholders
Rockland Manufacturing Company and WMW Machinery Company, Inc.

We have audited the balance sheets of Rockland Manufacturing Company and WMW Machinery Company, Inc. as of December 30, 2000 and January 1, 2000, and the related statements of operations, changes in partners' capital and shareholders' equity and cash flows for the fiscal years ended December 30, 2000, January 1, 2000 and January 2, 1999, not separately presented herein. These financial statements are the responsibility of the Companies management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockland Manufacturing Co. and WMW Machinery Company, Inc. as of December 30, 2000 and January 1, 2000, and the results of their operations and their cash flows for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999, in conformity with accounting principles generally accepted in the United States of America.


Urbach, Kahn & Werlin LLP

New York, New York
February 8, 2001

                                    General Bearing Corporation and Subsidiaries

                                                               Consolidated Balance Sheets
                                      (In thousands, except for shares and per share data)
                                                                 December 30,   January 1,
                                                                        2000          2000

--------------------------------------------------------------------------------------------
Assets
  Current assets
  Cash and cash equivalents                                      $        497   $   3,576
  Accounts receivable, net of allowance for doubtful
    accounts of $988 in 2000 and $738 in 1999                           6,478       7,983
  Inventories                                                          29,560      25,358
  Prepaid expenses and other current assets                             1,568       1,149
  Advances to affiliates                                                  230         125
  Deferred tax assets                                                     445         587
--------------------------------------------------------------------------------------------
      Total current assets                                             38,778      38,778
--------------------------------------------------------------------------------------------

Fixed assets, net of accumulated depreciation                           8,643       8,846

Investment in, advances to and accounts receivable
  from joint ventures and affiliates                                    7,475       5,260
--------------------------------------------------------------------------------------------

Other assets                                                              368         456
--------------------------------------------------------------------------------------------
                                                                 $     55,264   $  53,340
--------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
Current liabilities
  Note payable - banks                                           $        339   $   3,798
  Accounts payable                                                      4,642       4,023
  Due to affiliates                                                       746         244
  Accrued expenses and other current liabilities                        4,623       2,491
  Current maturities of long term debt                                    182          68
--------------------------------------------------------------------------------------------
      Total current liabilities                                        10,532      10,624
--------------------------------------------------------------------------------------------

Long term debt, net of current maturities                              16,454      12,861
--------------------------------------------------------------------------------------------

Deferred taxes                                                            275         205
--------------------------------------------------------------------------------------------

Minority interests                                                      3,218       4,846
--------------------------------------------------------------------------------------------
Commitments and contingencies (Note 15)
Stockholders' equity
  Common shares - par value $.01 per share; authorized 19,000,000
    shares; issued 7,072,950 and 7,064,950 shares                          71          71
  Paid-in capital                                                      39,994      39,744
  Accumulated other comprehensive income                                  (10)         (7)
  Treasury stock, at cost                                                 (51)         --
  Retained deficit                                                    (15,219)    (15,004)
--------------------------------------------------------------------------------------------
                                                                       24,785      24,804
--------------------------------------------------------------------------------------------
                                                                 $     55,264   $  53,340
--------------------------------------------------------------------------------------------

                                 See  Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                                          Consolidated Statements of Operations
                                            (In Thousands except for shares and per share data)
-----------------------------------------------------------------------------------------------

                                                  December 30,       January 1,       January 2,
                                                      2000              2000             1999
-----------------------------------------------------------------------------------------------
Sales                                          $     59,393   $        64,338   $        51,089
Cost of sales                                        40,917            43,386            34,129
-----------------------------------------------------------------------------------------------

Gross profit                                         18,476            20,952            16,960

Selling, general and administrative expenses         16,615            15,127            13,900
-----------------------------------------------------------------------------------------------

Operating income                                      1,861             5,825             3,060
Other expenses, net                                     299             2,064               540
-----------------------------------------------------------------------------------------------

Income before income taxes                            1,562             3,761             2,520
Income taxes                                          1,311             2,057             1,688
-----------------------------------------------------------------------------------------------

Income before minority interests                        251             1,704               832
Minority interests                                    1,628               540               (34)
-----------------------------------------------------------------------------------------------
Net income                                     $      1,879   $         2,244   $           798
-----------------------------------------------------------------------------------------------

Income per common share:

     Basic                                     $       0.46   $          0.55   $          0.19

     Diluted                                   $       0.46   $          0.55   $          0.19

Weighted average number of common shares:

     Basic                                        4,109,565         4,112,453         4,104,809

     Diluted                                      4,109,565         4,112,602         4,162,397

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                                            Consolidated Statements of Changes in Stockholders' Equity
                                                                                      (In Thousands except for shares)

                                                            Accumulated
                                        Common Shares          Other                     Treasury Stock
                                    -------------------    Comprehensive   Paid-In       --------------    Comprehensive
                                     Shares      Amount       Income       Capital     Shares      Amount     Income        Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 27, 1997          7,040,000   $    71   $          --   $ 39,532    3,000,000   $    --   $       --    $ (18,046)

Sale of 18,950 common shares -
stock options exercised                18,950        --              --        132           --        --           --           --

Tax benefit - stock options
exercised                                  --        --              --         34           --        --           --           --

Net income                                 --        --              --         --           --        --           --          798
                                   ----------   -------   -------------   --------   ----------   -------   ----------    ---------

Balance, January 2, 1999            7,058,950        71              --     39,698    3,000,000        --           --      (17,248)

Sale of 6,000 common shares -
stock options exercised                 6,000        --              --         42           --        --           --           --

Tax benefit - stock options
exercised                                  --        --              --          4           --        --           --           --

Foreign currency translation adj.          --        --              (7)        --           --        --           (7)          --

Net income                                 --        --              --         --           --        --        2,244        2,244
                                                                                                            ----------
Comprehensive income                       --        --              --         --           --        --        2,237           --
                                   ----------   -------   -------------   --------   ----------   -------   ----------    ---------

Balance, January 1, 2000            7,064,950        71              (7)    39,744    3,000,000        --           --      (15,004)

Shares issued - compensation            8,000        --              --         43           --        --           --           --

Treasury shares, at cost                   --        --              --         --       10,300       (51)          --           --

Foreign currency translation adj.          --        --              (3)        --           --        --           (3)          --

Distribution to WMC shareholders           --        --              --         --           --        --           --       (2,094)

Options exercised                          --        --              --        207      (50,000)       --           --           --

Net income                                 --        --              --         --           --        --        1,879        1,879
                                                                                                            ----------
Comprehensive income                       --        --              --         --           --        --        1,876           --
                                   ----------   -------   -------------   --------   ----------   -------   ----------    ---------
Balance, December 30, 2000          7,072,950   $    71   $         (10)  $ 39,994    2,960,300   $   (51)          --    $ (15,219)
====================================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                                              Consolidated Statements of Cash Flows
                                                                                     (In Thousands)
====================================================================================================

                                                                 December   January 1,   January 2,
                                                                 30, 2000      2000         1999
----------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net income                                                    $  1,879   $    2,244   $      798
   Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
       Minority interests                                          (1,628)        (540)          34
       Depreciation and amortization                                1,233          789          583
       Deferred income taxes                                          212        1,011        1,521
       Equity in income of joint ventures and affiliates             (669)        (181)         133
       Net gain on equipment sales and disposal                        --           --         (315)
       Other non - cash items charged to income                        43           --           --
       Changes in:
         Accounts receivable                                        1,505       (1,242)        (357)
         Inventories                                               (4,202)         652       (7,486)
         Prepaid expenses and other assets                           (124)        (918)         531
         Advances to/from affiliates                                  369       (4,176)       3,612
         Accounts payable and accrued expenses                      2,938        2,246       (1,077)
----------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities      1,556         (115)      (2,023)
----------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
    Investments in affiliates, net                                   (750)        (648)      (2,924)
    Advances to affiliates                                         (2,597)          --           --
    Fixed asset purchases                                            (948)        (731)        (958)
    Proceeds from sale of fixed assets                                 --           --          694
----------------------------------------------------------------------------------------------------
           Net cash used in investing activities                   (4,295)      (1,379)      (3,188)
----------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
    Repayment of capital lease                                       (650)        (782)        (523)
    Increase (decrease) in note payable - banks                    (3,459)      (7,517)       2,686
    Net proceeds from revolving credit facility                     3,347       11,406           --
    Proceeds from equipment financing                                 968           --           --
    Proceeds from long-term debt                                       --          678        3,500
    Proceeds from sale of common shares                                 5           42          132
    Return of capital                                                (500)          --           --
    Purchase of treasury stock                                        (51)          --           --
    Redemption of preferred shares of subsidiary                       --           --       (2,400)
    Repayment of shareholder loans                                     --           --         (128)
----------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities        (340)       3,827        3,267
----------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents               (3,079)       2,333       (1,944)
Cash and cash equivalents, beginning of period                      3,576        1,243        3,187
----------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                         $    497   $    3,576   $    1,243
====================================================================================================

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

 -------------------------------------------------------------------------------

Note 1.     The Company and Summary of Significant Accounting Policies

            General Bearing Corporation ("General") and subsidiaries (collectively, "the Company") is actively engaged in two principal lines of business and three business segments:

            o Bearings and Bearing Components. The Company, through General and its 50% owned joint venture Rockland Manufacturing Company ("Rockland"), manufactures, sources, assembles and distributes a variety of bearing components and bearing products, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings. The Company operates in two business segments; under the Hyatt(R) and The General(R) trademarks, the Company supplies original equipment manufacturers ("OEMs") and the industrial aftermarket, both primarily in the United States. The Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty truck trailers, office equipment, machinery and appliances. Approximately 85% of fiscal 2000 revenues relate to bearings and bearing components (80% and 89% in 1999 and 1998, respectively).

            o Machine Tools. The Company, through WMW Machinery Company, Inc. ("WMW"), a wholly-owned subsidiary, distributes machine tools in North America. The Company also distributes machine tools throughout the rest of the world through its majority-owned subsidiary, World Machinery Group, B.V. ("WMG"). WMG holds a 51% interest in World Machinery Works, S.A. ("W.M.Works"), a Romanian manufacturer of machine tools.

            Summary of Significant Accounting Policies

            Principles of Consolidation: The accompanying consolidated financial statements include the accounts of General, its wholly owned subsidiaries and all joint ventures in which General maintains control and has at least a 50% ownership share. Investments in other joint ventures are carried under the equity method. The years ended December 30, 2000, January 1, 2000 and January 2, 1999 are referred to as fiscal 2000, fiscal 1999, and fiscal 1998, respectively.

            All significant intercompany accounts and transactions have been eliminated.

            Adoption of Recent Accounting Principles: The consolidated financial statements reflect, for all periods presented, the adoption of the classification requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, Accounting for Shipping and Handling Fees and Costs, EITF 00-14, Accounting for Certain Sales Incentives, and EITF 00-22, Accounting for "Points" and Certain Other Time Based or Volume Based Sales Incentive Offers, and Offers for Free Products to be Delivered in the Future, which were effective in the Company's fourth quarter of 2000. The Company reclassified to "Net sales" income from freight charged to customers, and the cost of rebates provided to customers pursuant to promotional incentive programs, which were historically included in "Selling, general and administrative" expenses for all periods presented.

                                    General Bearing Corporation and Subsidiaries

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Cash Equivalents: The Company considers all investments in highly liquid debt instruments with maturities of three months or less from date of purchase and money market funds to be cash equivalents.

            Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

            During fiscal 1999, Rockland negotiated revised terms under which it purchases inventory. Rockland maintains the right to return all unsold inventory and is obligated to remit payment for inventory only upon sale. Accordingly, the Company treats these materials to be inventory held on consignment and has not recorded them in inventory at December 30, 2000 and January 1, 2000. Inventory at December 30, 2000 and January 1, 2000 consists of approximately $850,000 and $691,000, respectively, of inventory acquired under the previously existing purchasing arrangement and inventory held for rework and costs related to consigned goods. Inventory held on consignment approximated $3,450,000 and $4,165,000 at December 30, 2000 and January 1, 2000, respectively.

            Comprehensive Income: Comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income, as these amounts are recorded directly as an adjustment to shareholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments. The comprehensive income for each of the three years in the period ended December 30, 2000 is presented in the Statement of Changes in Stockholders' Equity.

            Fixed Assets: The cost of depreciable plant and equipment is depreciated for financial reporting purposes over the estimated useful lives using the straight-line or declining balance methods. The estimated lives for each property classification are as follows:

            --------------------------------------------------------------------
            Land and buildings           No depreciation - land, 10-40 years
                                         - building
            Machinery and equipment      3 to 10 years
            Furniture and fixtures       10 years
            Transportation equipment     3 to 5 years
            Leasehold improvements       Lesser of life of lease or useful life

            --------------------------------------------------------------------

            Expenditures for maintenance, repairs and minor renewals or betterments are charged against income. Major renewals and replacements are capitalized.

            Evaluating Recoverability of Long Lived Assets: The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During 2000, the Company recorded an impairment write-down of $501,000 (see Note 18).

            Fiscal Year: The reporting period for the Company is a 52-53 week fiscal year. There were 52 weeks in the periods ended December 30, 2000 and January 1, 2000, and 53 weeks in the period ended January 2, 1999.

            Revenue Recognition: The Company recognizes revenue when products are shipped. The Company provides, as a reduction in sales, for anticipated returns and allowances on defective merchandise based on known claims and an estimate of anticipated returns.

            Shipping and Handling Costs: The Company accounts for certain shipping and handling costs as a component of "Selling, general and administrative expenses." These costs represent primarily the freight and direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to the Company's customers. Total costs were $683,000, $707,000 and $659,000 in fiscal 2000, 1999 and 1998, respectively.

                                    General Bearing Corporation and Subsidiaries

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Income Taxes: Prior to the transaction described in Note 2, General filed a consolidated Federal income tax return with World Machinery Company ("World") through the date of its initial public offering, completed in February, 1997; thereafter, it filed its own federal returns. State and local tax returns are filed separately. Federal income taxes were calculated as if General filed its tax return on a separate return basis for all periods presented. World filed a consolidated federal income tax return with its wholly owned subsidiaries and separate state and local tax returns. Subsequent to the transaction described in Note 2, the Company will file a consolidated Federal income tax return.

            Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards.

            Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

            Estimated Fair Value of Financial Instruments: Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosure About Fair Value of Financial Instruments", requires disclosures of fair value information about financial instruments, for which it is practicable to estimate the value, whether or not recognized on the balance sheet.

            The fair value of financial instruments, including cash, accounts receivable and accounts payable, approximate their carrying value because of the current nature of these instruments. The carrying amounts of the Company's note payable - bank and long-term debt - bank approximate fair value because the interest rates on these instruments are subject to changes with market interest rates. To reduce its exposure to fluctuations in interest rates, the Company is party to an interest rate swap with its bank (Note 8). It is not practical to determine the fair value of receivables from, payables to and long-term debt payable to affiliates and other because of the nature of their terms.

            Concentration of Credit Risk: The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company obtained 85%, 77%, and 72% of its bearing and component requirements from various Chinese joint ventures in the fiscal years ended 2000, 1999 and 1998, respectively. In 2000 and 1999, respectively, the Company obtained 87% and 64% of its machine tool requirements from various companies in Romania.

            Cash accounts at financial institutions from time to time may exceed the federal depository insurance coverage limit.

            Foreign Currency Translation: Foreign currency financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a separate component of shareholders' equity. For foreign operations where the US dollar is the functional currency and for countries which are considered highly inflationary, translation practices differ in that inventories, properties, accumulated depreciation and depreciation accounts are translated at historical rates of exchange and translation adjustments are included in earnings. Gains and losses from foreign currency transactions are generally included in earnings. All foreign subsidiaries, except for W.M. Works, use the local currency as the functional currency. The effect on cash of foreign currency translation is not material.

                                    General Bearing Corporation and Subsidiaries

      Stock-Based Compensation: The Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123") requires entities which have arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock to either record the fair value of the arrangements or disclose the proforma effects of the fair value of the arrangements. The Company has adopted the disclosure method of SFAS No. 123.

      Earnings Per Common Share: Earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the year. Basic earnings per share excludes and diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities.

      Reclassification: Certain prior year amounts have been reclassified to conform with the current year presentation.

      Recent Accounting Standards: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is effective, as amended, for years beginning after June 15, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedged transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings.

      In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended FAS 133. The amendments in FAS 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives.

      Effective December 31, 2000, the Company will adopt FAS 133 and FAS 138. The initial impact of adoption on the Company's financial statements will be recorded in the first fiscal quarter of 2001 and will not be material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company has adopted SAB 101 in 2000 and there was no material effect on the Company's operating results.

                                    General Bearing Corporation and Subsidiaries

Note 2. Acquisition

      In July 2000, General acquired 100% of World Machinery Company, which, prior to the acquisition, owned 74.8% of the outstanding common stock of General. World was principally owned by members of General Bearing's Board of Directors and senior management. World's principal business is the manufacture and sale of machine tools, however, it also holds two bearing joint ventures for General's benefit. This combination has been accounted for in a manner similar to a pooling of interests. Prior periods have been restated as if the companies have always been combined. In consideration for this transaction, General issued 3,140,000 shares of its common stock, $ .01 per share par value. 2,950,000 shares of General's common stock, owned by World, are now carried as treasury stock. The net stock of 190,000 shares paid for the acquisition are considered outstanding for all periods presented.

Note 3. Inventories

      Inventories are comprised as follows at: (In Thousands)

                                                    December 30,      January 1,
                                                        2000             2000
--------------------------------------------------------------------------------
Bearing and Bearing Products
  Finished goods                                      $ 8,260          $ 7,019
  Raw materials, purchased parts and work-in
    process                                            15,736           14,857
--------------------------------------------------------------------------------
                                                       23,996           21,876
--------------------------------------------------------------------------------
Machine Tools
  Machines and machine tools                            2,936            2,477
  Service parts and accessories                         2,628            1,005
--------------------------------------------------------------------------------
                                                        5,564            3,482
--------------------------------------------------------------------------------
                                                      $29,560          $25,358
================================================================================

      In 1999 the Company adjusted the book value of certain of its inventory to net realizable value. In line with this adjustment, inventory reserves were reduced by $792,000.

Note 4. Fixed Assets

      Fixed assets are comprised as follows at: (In Thousands)

                                                    December 30,      January 1,
                                                        2000             2000
--------------------------------------------------------------------------------
Land and buildings                                    $ 5,133         $ 5,133
Machinery and equipment                                 9,279           9,656
Furniture and fixtures                                  1,947           1,469
Leasehold improvements                                    761             729
Transportation equipment                                  510             525
--------------------------------------------------------------------------------
                                                       17,630          17,512
Less accumulated depreciation and amortization          8,987           8,666
--------------------------------------------------------------------------------
                                                      $ 8,643         $ 8,846
================================================================================

                                    General Bearing Corporation and Subsidiaries

      Included in machinery and equipment is construction in process of $252,000. The Company estimates that it will cost $500,000 to complete construction in process. Included in furniture and fixtures is construction in process of $467,000. The Company estimates that it will cost $333,000 to complete construction in process relating to furniture and fixtures.

      Depreciation and amortization expense was $742,000, $782,000, and $582,000 in fiscal 2000, 1999, and 1998, respectively.

Note 5. Investments in, Advances to and Accounts Receivable from Joint Ventures and Affiliates

      Investment in, advances to and accounts receivable from joint ventures and affiliates consist of the following at: (In Thousands)

                                                    December 30,      January 1,
                                                        2000             2000
--------------------------------------------------------------------------------
Investments:
  Shanghai General Bearing Company, Ltd. (a)          $   972          $  828
  Ningbo General Bearing Company, Ltd. (b)              2,304           1,403
  Shanghai Pudong General Bearing
    Company, Ltd. (c)                                     162             156
  Wafangdian General Bearing Company, Ltd. (d)            781             838
  NN General, LLC (e)                                     230              --
  NNA, LLC (f)                                            (82)             --
--------------------------------------------------------------------------------
                                                        4,367           3,225
--------------------------------------------------------------------------------
Advances and accounts receivable:
Short Term
  Gussack Realty Company (g)                               37              37
  Shanghai Pudong General Bearing
    Company, Ltd.                                          30              17
  Shanghai General Bearing Company, Ltd.                  124              71
  Wafangdian General Bearing Company, Ltd.                 13              --
  NN General, LLC                                          26              --
--------------------------------------------------------------------------------
                                                          230             125
--------------------------------------------------------------------------------
Long Term
  Gussack Realty Company                                   --           1,593
  General IKL Corp. (h)                                   461             442
  NN General, LLC                                       2,520              --
  NNA, LLC                                                127              --
--------------------------------------------------------------------------------
                                                        3,108           2,035
--------------------------------------------------------------------------------
                                                      $ 7,705          $5,385
================================================================================

      (a) Shanghai General Bearing Company, Ltd. ("SGBC"), a 25% owned joint venture with General, was formed in June 1987 for an initial term of ten years. During 1996, General extended the term to June 2008 and can further extend the term for an additional ten year interval upon six months notice and unanimous consent of SGBC's Board of Directors. General is not required to contribute additional capital. Upon

                                    General Bearing Corporation and Subsidiaries

            receipt of $1,375,000 in dividends, General will cease to receive any further dividends. Through December 30, 2000, General has recorded $402,000 in dividends from SGBC. Furthermore, after termination of the joint venture, all equipment and machinery contributed by General will be turned over to the joint venture partner without compensation to General. The advances relate primarily to inventory purchases. Condensed financial data of SGBC are as follows: (In Thousands)

--------------------------------------------------------------------------------
                                                     December 30,     January 1,
Balance Sheet:                                           2000            2000
--------------------------------------------------------------------------------
Current assets                                          $4,904         $4,083
--------------------------------------------------------------------------------
Total assets                                             7,945          7,667
--------------------------------------------------------------------------------
Current liabilities                                      4,057          4,357
--------------------------------------------------------------------------------
Total liabilities                                        4,057          4,357
--------------------------------------------------------------------------------
Stockholders' equity                                     3,888          3,310
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                        December 30,    January 1,    January 2,
Income Statement:                          2000            2000          1999
--------------------------------------------------------------------------------
Net sales                                $17,980         $17,131       $13,356
--------------------------------------------------------------------------------
Gross Profit                               2,512           1,673         1,071
--------------------------------------------------------------------------------
Operating income                           1,699             773           368
--------------------------------------------------------------------------------
Net income                                   835             567           268
--------------------------------------------------------------------------------

      (b) Ningbo General Bearing Company, Ltd., was initially established as a 33% owned joint venture with General in March 1998 for a term of sixteen years. During 2000, the Company increased its ownership to 42% by contributing an additional $650,000 in cash. In 2001, the Company signed an agreement to increase its ownership to 50%. Upon expiration or early termination of the business term, assets will be distributed to the partners in the same proportion as their respective paid investments to the registered capital. Condensed financial data of NGBC are as follows: (In Thousands)

--------------------------------------------------------------------------------
                                                     December 30,     January 1,
Balance Sheet:                                           2000           2000
--------------------------------------------------------------------------------
Current assets                                          $2,600         $1,937
--------------------------------------------------------------------------------
Total assets                                             7,009          5,928
--------------------------------------------------------------------------------
Current liabilities                                      1,523          1,681
--------------------------------------------------------------------------------
Total liabilities                                        1,523          1,681
--------------------------------------------------------------------------------
Stockholders' equity                                     5,486          4,247
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                        December 30,    January 1,    January 2,
Income Statement:                          2000            2000          1999
--------------------------------------------------------------------------------
Net sales                                $10,231         $ 4,063        $ 241
--------------------------------------------------------------------------------
Gross profit                                 963              71          (61)
--------------------------------------------------------------------------------
Operating income/(loss)                      585             (32)         (71)
--------------------------------------------------------------------------------
Net income/(loss)                            589             (32)         (71)
--------------------------------------------------------------------------------

      (c) Shanghai Pudong General Bearing Company, Ltd., ("SPGBC") a 25% owned joint venture with General, was formed in 1996. General contributed $150,000 in fiscal 1998 representing its interest in the registered capital. The advances related to inventory returned to SPGBC. General is not required to contribute additional capital.

      (d) Wafangdian General Bearing Company, Ltd. ("WGBC"), a 25% owned joint venture with World, supplies special purpose bearings to Rockland.

      (e) In March 2000, General entered into a 50% joint venture, NN General, LLC ("NNG"). In connection therewith, General agreed to equally share its 60% interest, which it acquired in 2000, in Jiangsu General Ball and Roller Co., Ltd. ("JGBR") with its joint venture partner. Prior to March, General recorded its share of equity income in JGBR, which amounted to $190,000. JGBR is a manufacturer of rolling elements for bearings. The Company's

                                    General Bearing Corporation and Subsidiaries

            net cash investment for these transactions was $100,000. The Company is not required to contribute additional capital. The Company also advanced to NNG loans totaling $2,520,000, including interest at the applicable federal rate for a period of 30 years. The rate in effect at December 30, 2000 was 5.98%.

      (f) NNA, LLC ("NNA"), a 33.33% owned joint venture with General, was formed in 2000 to market the products of JGBR. The Company advanced to NNA $127,000, including interest at the applicable federal rate for a period of 30 years. The rate in effect at December 30, 2000 was 5.98%.

      (g) Advances to Gussack Realty Company ("Realty"), an affiliate through common ownership by certain officers and directors, are unsecured. The short term amount due from Realty was repaid during the first quarter of 2001. The long term advance to Realty was distributed to the former shareholders or World prior to the transaction described in Note 2.

      (h) Amounts receivable from and payable to General-IKL Corp., a corporate joint venture with a manufacturer located in the former Republic of Yugoslavia, are subject to collection and repayment restrictions due to the suspension of economic activity with that country. General accrues interest on the balances due to and from this affiliate.

Note 6. Note Payable - Banks

      In December 1999, World borrowed $3,250,000 from a bank to repay outstanding indebtedness. The note was due March 19, 2000. Interest is calculated at 1.75% over a reference rate based on Eurodollars or an equivalent, as defined. During 2000, this loan was repaid with funds obtained under the Company's revolving line of credit.

      W.M. Works has available a line of credit amounting to approximately $548,000. Borrowings against the line at December 30, 2000 amounted to $264,000. The line of credit, secured by land and buildings of $4,653,000, contains no major covenants. Interest on outstanding obligations is payable at 12.5% per year. The line of credit expires on April 30, 2001. W.M. Works has also been granted a short term loan of $75,000 from a second bank, bearing an interest rate of 9.5%.

Note 7. Accrued Expenses and Other Current Liabilities

      Accrued expenses and other current liabilities consist of the following:
      (In Thousands)

--------------------------------------------------------------------------------
                                                    December 30,      January 1,
                                                        2000             2000
--------------------------------------------------------------------------------
Payroll & related benefits                            $  880          $  451
Insurance                                                440             520
Customer deposits                                      1,518             317
Sales commissions                                        238             292
Sales rebates                                            162             149
Other                                                  1,385             762
--------------------------------------------------------------------------------
Total                                                 $4,623          $2,491
================================================================================

                                    General Bearing Corporation and Subsidiaries

Note 8. Long-Term Debt

      Long-term debt consists of the following at: (In Thousands)

                                                    December 30,      January 1,
                                                        2000             2000
--------------------------------------------------------------------------------
Bank and other:
Banks revolving line of credit (a)                   $ 14,753         $ 11,406

Long-term lease obligation (See Note 15)                  845              527
--------------------------------------------------------------------------------
                                                       15,598           11,933
Less current maturities                                  (182)             (68)
--------------------------------------------------------------------------------
                                                       15,416           11,865
Affiliates:
General - IKL Corp. (see Note 5(h))                     1,038              996
--------------------------------------------------------------------------------
Total long-term debt                                 $ 16,454         $ 12,861
================================================================================

            (a) General is obligated to a bank under a revolving line of credit, which expires on April 30, 2003. The credit agreement provides General with a secured line of credit of up to $21 million for acquisitions, working capital and general corporate purposes. The maximum amount available is reduced by outstanding letters of credit. Interest on outstanding obligations is payable at either the bank's prime rate plus up to 1.00%, or LIBOR plus 1.00% to 2.00%. These percentages are determined quarterly based upon the financial performance of General. The average monthly rate in effect at December 30, 2000 was 7.83%. Also based upon the financial performance of General is a commitment fee of either .125% or .25% of unused availability. The loan is secured by General's assets. The credit agreement also contains certain restrictive covenants, which include, among others, maintenance of financial ratios relating to funded debt, fixed charge coverage and interest coverage and limitations on capital expenditures and investments. The Company is in compliance with all of its loan covenants.

                  As of December 30, 2000, borrowing under the credit line amounted to $14,753,000, and letter of credit commitments under this credit line amounted to $1,621,000.

                  As of December 30, 2000, the Company had $9.0 million outstanding in an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the year ended December 30, 2000, the Company's interest rate swap agreement resulted in additional expense of approximately $3,000.

                                    General Bearing Corporation and Subsidiaries

Note 9. Income Taxes

Federal, state and local income taxes consist of the following for the fiscal year ended : (In Thousands)

--------------------------------------------------------------------------------
                                        December 30,    January 1,    January 2,
                                           2000            2000          1999
--------------------------------------------------------------------------------
Deferred:
  Federal                               $  (358)        $  (977)        $(1,436)
  State and local                             4             (34)            (85)
  Foreign                                   142              --              --
--------------------------------------------------------------------------------
                                           (212)         (1,011)         (1,521)
--------------------------------------------------------------------------------

Current:
  Federal                                  (912)           (656)            (80)
  State and local                           (96)           (238)            (87)
  Foreign                                   (91)           (152)             --
--------------------------------------------------------------------------------
                                         (1,099)         (1,046)           (167)
--------------------------------------------------------------------------------
                                        $(1,311)        $(2,057)        $(1,688)
================================================================================

The major elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate are as follows:

--------------------------------------------------------------------------------
                                        December 30,   January 1,    January 2,
                                            2000         2000           1999
--------------------------------------------------------------------------------
Statutory rate                              34.0%        34.0%          34.0%
Increase in valuation allowance             55.2         19.7           24.6
State and local income taxes
  less federal income tax benefit            3.9         10.5            4.5
Tax effect of differences between
U.S. statutory & foreign effective
  rates                                     10.9          8.6             --
Equity in (income) loss of affiliates      (14.6)        (1.4)           1.8
Dividends recorded                           8.1           --            2.9
Other differences                          (13.6)       (16.7)          (0.9)
--------------------------------------------------------------------------------
    Effective rate                          83.9%        54.7%          66.9%
================================================================================

                                    General Bearing Corporation and Subsidiaries

      Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows: (In Thousands)

                                                    December 30,      January 1,
                                                        2000             2000
--------------------------------------------------------------------------------
Gross deferred tax assets
  Accounts receivable and inventory allowances        $   392          $   374
    Tax credits                                            --              379
    Net operating loss carryforwards                    1,930            1,585
    Foreign losses                                        613               --
    All other                                             399              276
--------------------------------------------------------------------------------
Gross deferred tax liabilities                          3,334            2,614

    Plant and equipment depreciation differences         (232)            (205)
    All other                                             (44)              --
--------------------------------------------------------------------------------
                                                        3,058            2,409
Valuation allowance                                    (2,888)          (2,027)
--------------------------------------------------------------------------------
Net deferred tax asset                                $   170          $   382
================================================================================

      The Company has provided a valuation allowance against all of the deferred tax assets of World and WMW.

      The valuation allowance has increased by $861,000, $335,000, and $621,000 in 2000, 1999, and 1998, respectively.

      As of December 30, 2000, the Company had aggregate federal tax loss carryovers of approximately $4.3 million, which may be used to offset future taxable income of certain of its subsidiaries, expiring at various dates through the year 2019.

      In fiscal 2000, 1999 and 1998, foreign pretax losses amounted to $2,453,000, $505,000 and $0, respectively.

      As of December 30, 2000, cumulative foreign losses amounted to approximately $2.5 million. The Company has provided a valuation allowance against this loss.

Note 10. Discretionary Profit-Sharing Plan

      The Company maintains a profit sharing plan covering eligible salaried and nonunion employees. Contributions are made to the plan at the discretion of the management of the Company. The Company recorded expense of approximately $178,000, $165,000 and $145,000 in fiscal 2000, 1999, and
      1998, respectively.

                                    General Bearing Corporation and Subsidiaries

Note 11. Other Expenses, Net

      Others expenses consist of the following for the fiscal years ended: (In Thousands)

                                        December 30,   January 1,     January 2,
                                            2000          2000          1999
--------------------------------------------------------------------------------
Interest expense                          $(1,335)      $(1,563)      $(1,008)
Interest income                               190           192           275
--------------------------------------------------------------------------------
Interest, net                              (1,145)       (1,371)         (733)
Equity in income (loss) of
  affiliates                                  669           181          (133)
Foreign currency exchange losses                2          (874)           --
Other                                         175            --           326
--------------------------------------------------------------------------------
                                          $  (299)      $(2,064)      $  (540)
================================================================================

Note 12. Transactions with Affiliates

      General made purchases of approximately $26.7 million, $23.8 million and $20.5 from its joint ventures and affiliates in fiscal 2000, 1999, and 1998, respectively. WMW made purchases of approximately $801,000, $1,162,000 and $0 from an affiliate in fiscal 2000, 1999 and 1998, respectively.

      The Company lease property from Realty. The Company entered into a lease agreement with Realty for its new premises effective November 1, 1996 for an initial term of seven years. Rent and real estate taxes paid to this affiliate totaled $1,302,000, $1,189,000, and $1,144,000 in fiscal 2000,
      1999, and 1998, respectively.

      The amounts receivable from and payable to General-IKL Corp., a corporate joint venture with a manufacturer located in the former Republic of Yugoslavia, are restricted due to suspension, by the United States government, of certain economic activity with that country. The Company accrues interest on the balances due to and from this affiliate.

      Gain on sale of equipment of $350,000 in 1998 resulted from equipment sold to Wafangdian General Bearing Co., Ltd.

Note 13. Stock Options

      In September 1996, General adopted the 1996 Stock Option and Performance Award Plan ("1996 Plan"), which authorizes the granting to directors, officers and key employees of the Company of incentive or non-qualified stock options, performance shares, restricted shares and performance units. The 1996 plan covers up to 500,000 shares of common stock.

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

                                    General Bearing Corporation and Subsidiaries

      more than ten years after the date of grant and, in the case of an incentive stock option granted to an eligible employee owning more than 10% of the common stock or stock of any subsidiary or parent of the Company, no more than five years from its date of grant.

      Options are not transferable, except upon the death of the optionee. Upon death of an optionee, vested options are exercisable according to the original term of the option grant. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately expire, and any options that are exercisable expire three months following termination of employment if such termination is not the result of death or retirement and one year following such termination if such termination was because of death, retirement, disability or with the consent of the Company.

      The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the year ended January 1, 2000: no dividend yield, expected volatility of 45.8%, risk free rates of 5.0% and expected lives of 5 to 10 years. For the year ended January 2, 1999, the weighted average assumptions used for grants were: no dividend yield, expected volatility of 37.3%, risk free interest rates of 4.7% to 5.5% and expected lives of 5 to 10 years. If compensation cost for the Company's stock option plan had been determined in accordance with SFAS No. 123, consolidated net income would have been reduced by approximately $161,000 or $.04 per diluted share, $169,000 or $.04 per diluted share, and $211,000 or $.05 per diluted share for the fiscal years ended 2000, 1999, and 1998, respectively. The following table summarizes information about the Company's stock options outstanding at December 30, 2000:

                                        Options Outstanding
                       ---------------------------------------------------------
                                          Weighted Average          Weighted
                          Number        Remaining Contractual   Average Exercise
                       Outstanding           Life (Years)            Price
--------------------------------------------------------------------------------
Exercise prices:
  $7.00 to $7.70         245,300                 6.5                 $7.16
================================================================================

      Transactions under the stock option plan are summarized as follows:

                                    General Bearing Corporation and Subsidiaries

                                       December 30, 2000      January 1, 2000       January 2, 1999
                                     ---------------------  --------------------  --------------------
                                                Weighted               Weighted               Weighted
                                                 Average                Average                Average
                                                Exercise               Exercise               Exercise
                                      Shares      Price      Shares      Price     Shares       Price
------------------------------------------------------------------------------------------------------
Outstanding at beginning of year     259,800    $   7.15    269,550    $   8.72    257,500    $   7.19
Granted                                   --          --      5,000        7.63     94,000       12.32
Exercised                                 --          --     (6,000)       7.00    (18,950)       7.00
Canceled                             (14,500)       7.00     (8,750)       7.00    (63,000)       8.18
------------------------------------------------------------------------------------------------------

Outstanding at end year              245,300        7.16    259,800        7.15    269,550        8.72
------------------------------------------------------------------------------------------------------

Options exercisable at year end      137,850        7.20     85,450        7.20     32,800        7.27
------------------------------------------------------------------------------------------------------

Weighted average fair value of
  options granted during the year               $     --               $   4.30               $   6.92
------------------------------------------------------------------------------------------------------

      In addition, General has 90,000 warrants outstanding with an exercise price of $9.80. These warrants expire in February 2002.

      During 1999, the Company repriced options to purchase 80,000 shares with a weighted average exercise price of $12.36 to $7.00. This repricing has resulted in variable accounting for these options. To date, there have been no charges to the Statement of Operations relating to these options.

Note 14. Earnings per share

(In Thousands except shares and per share data)

                                                                     Year Ended
                                                  -----------------------------------------------
                                                  December 30,       January 1,        January 2,
                                                      2000              2000              1999
                                                  -----------------------------------------------
Net income available to common stockholders        $    1,879        $    2,244        $      798
                                                  -----------------------------------------------
Basic earnings per share computation:

Weighted Average Common shares
    outstanding                                     4,109,565         4,112,453         4,104,809
                                                  -----------------------------------------------
    Basic earnings per share                              .46               .55               .19
                                                  -----------------------------------------------
Diluted earnings per share computation:
Weighted Average Common shares
    outstanding                                     4,109,565         4,112,453         4,104,809
Incremental shares from assumed exercise of
    dilutive options                                       --               149            57,588
                                                  -----------------------------------------------
                                                    4,109,565         4,112,602         4,162,397
                                                  -----------------------------------------------
    Diluted earnings per share                     $      .46        $      .55        $      .19
                                                  -----------------------------------------------

      For the years ended December 30, 2000, January 1, 2000 and January 2, 1999, 335,300, 349,800 and 172,000 options and warrants outstanding, respectively, were anti-dilutive.

                                    General Bearing Corporation and Subsidiaries

Note 15. Commitments, Contingencies and Other Comments

      Operating Lease: The Company leases its premises from Realty.

      The future minimum annual rentals under the lease with Realty are as follows: (In Thousands)

--------------------------------------------------------------------------------
2001                                                                     $ 1,026
2002                                                                       1,036
2003                                                                       1,098
2004                                                                       1,152
2005                                                                       1,164
--------------------------------------------------------------------------------
                                                                         $ 5,476
================================================================================

      Rent expense was $1,166,000, $968,000, and $922,000 in fiscal 2000, 1999, and 1998, respectively.

      Capital Leases: The Company also leases certain equipment under capital leases. The assets acquired under capital leases have a cost of $996,000 and accumulated depreciation of $149,000 as of December 30, 2000.

      The following is a schedule, by year, of approximate future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payment at December 30, 2000. (In Thousands)

--------------------------------------------------------------------------------
Payment for the year ending:
2001                                                                    $  242
2002                                                                       242
2003                                                                       242
2004                                                                       235
2005                                                                        52
--------------------------------------------------------------------------------
Total minimum lease payments                                             1,013
Less: amount representing interest                                         168
--------------------------------------------------------------------------------

Present value of net minimum lease payments                                845
Less: current portion                                                      182
--------------------------------------------------------------------------------
Long-term lease obligation                                              $  663
================================================================================

      Other: General is guarantor of certain of Realty's outstanding obligations totaling $571,000 to a bank and other parties at December 30, 2000.

      General has a management consulting and non competition agreement with a former officer and shareholder. The agreement, which commenced as of January 1, 2000, provides for monthly payments aggregating $55,000 per annum for ten years. As of December 30, 2000 future payments required under the agreement total $492,000.

                                    General Bearing Corporation and Subsidiaries

      General is party to a trademark license agreement which provides for increasing annual fees of between $20,000 and $35,000 through 2000, and $27,500 per year plus an inflation factor thereafter until 2009. The agreement contains an acceleration clause which provides for immediate payment of all remaining fees in the event of a breach of contract.

      In 1995, Realty and General filed an action against Xerox Corporation, for contamination caused by Xerox of property formerly leased by General and owned by Realty in Blauvelt, New York. Xerox counterclaimed alleging that General contaminated the property and increased remedial costs to Xerox. On April 22, 1999, the jury in the above matter found in favor of Realty and General, and against Xerox on both the complaint and the counterclaim. On May 28, 1999, the Court entered judgment in favor of Realty and General for compensatory damages of $1,083,000 and sanctions of $28,000. On June 14, 1999, Xerox filed a motion for entry of a judgment in favor of Xerox notwithstanding the verdict, pursuant to Rule 50(b) of the Federal Rules of Civil Procedure, which the Court denied. On June 24, 1999, Realty and General filed an appeal with the United States Court of Appeals for the Second Circuit (the "Appellate Court"), challenging several rulings of the trial judge, including, among other things, his denial of prejudgment interest and refusal to allow the jury to consider punitive damages. On July 23, 1999, Xerox filed a cross appeal. On August 22, 2000 the appellate court affirmed the $1,083,000 judgment in favor of plaintiffs. The appellate court also reversed the trial court's denial of plaintiffs' prejudgment interest and remanded the issue to the district court for a determination of the amount of prejudgment interest due. On March 26, 2001, on remand, the district court fixed May 5, 1992 as the date from which prejudgment interest should accrue and awarded Plaintiffs such interest from such date through the date of an Amended Judgment on Remand to be filed, calculated at 9% per annum. Plaintiffs expect the Amended Judgment on Remand to be filed imminently. General has not recognized any amounts related to this judgment in its financial statements.

      The Company advanced $1,750,000 plus incidental costs to WMG, a Netherlands company whose principal asset is a 50.97% equity interest in Masini Unelte Bacau S.A. ("World Machinery Works", "Masini") a Romanian manufacturer of machine tools acquired during 1998 pursuant to that country's privatization program. Pursuant to related shareholder agreements, the Company (a) owns 60% of WMG (b) WMG assumed World's contractual obligation to invest $5.2 million in Masini over five years and agreed to indemnify and hold the Company harmless as to such obligation. The investment may be made in cash, machinery, equipment, services, "know how", or any equivalent thereof in any combination. In the event WMG does not make a scheduled investment in Masini, it must pay the State Ownership Fund of Romania ("SOF") a penalty equal to 30% of such amount not invested. The contract with SOF provides for investments in 2001 of $1,000,000 and in 2002 of $2,720,000. The investment has been consolidated at December 30, 2000 and January 1, 2000. The Company had not consolidated this investment at January 2, 1999, as it was immaterial.

      Additionally, US Customs has a claim against the Company, which the Company believes to be without merit. The Company intends to vigorously defend this claim and believes that the claim will not have a material impact on the financial condition, operations or liquidity of the Company.

      General is currently undergoing a New York State Sales and Use Tax audit for the June 1996 - February 1999 periods. General believes that the audit will not have a material impact on the financial condition, operations or liquidity of the Company.

                                    General Bearing Corporation and Subsidiaries

      World Machinery Company and Subsidiaries is currently undergoing a New York State Income and Corporate Business Tax audit. The Company believes that the audit will not have a material impact on the financial condition, operations or liquidity of the Company.

Note 16. Segment and Geographic Information

      During 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise replacing the "industry segment" approach with the "management" approach. The management approach designates the Internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

      The Company operates in three segments: the OEM Division, which supplies Original Equipment Manufacturers (OEM's), the Distribution Division, which serves distributors that supply the repair and maintenance aftermarket and small OEM's, and the Machine Tools Division, which distributes to machine tool dealers and manufacturers.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

      The following tables present information about the Company's business segments and geographic data: (In Thousands)

                                                                2000
----------------------------------------------------------------------------------------------
                                                               Machine
                                        OEM      Distributor    Tools        Other      Total
----------------------------------------------------------------------------------------------
Net sales to External Customers       $37,413     $12,857      $  9,123     $   --     $59,393
Gross profit                            8,841       6,708        2,927          --      18,476
Operating income/(loss)                 2,868       1,692       (2,699)         --       1,861
Depreciation/amortization                 482         121          630          --       1,233
Capital expenditures                      259          --          108         581         948
Total assets                          $25,374     $ 5,985      $14,233      $9,672     $55,264
----------------------------------------------------------------------------------------------

                                                                1999
----------------------------------------------------------------------------------------------
                                                               Machine
                                        OEM      Distributor    Tools       Other      Total
----------------------------------------------------------------------------------------------
Net sales to External Customers       $38,555     $13,233      $12,550      $   --     $64,338
Gross profit                            8,661       7,109        5,182          --      20,952
Operating income                        3,159       2,434          232          --       5,825
Depreciation/amortization                 439         130          220          --         789
Capital expenditures                      422          49          162          98         731
Total assets                          $21,292     $ 7,205      $17,213      $7,630     $53,340
----------------------------------------------------------------------------------------------

                                    General Bearing Corporation and Subsidiaries

                                                                1998
----------------------------------------------------------------------------------------------
                                                               Machine
                                        OEM      Distributor    Tools        Other      Total
----------------------------------------------------------------------------------------------
Net sales to External Customers       $31,184     $14,262      $ 5,643      $   --     $51,089
Gross profit                            7,052       7,260        2,648          --      16,960
Operating income/(loss)                 2,192       2,821       (1,953)         --       3,060
Depreciation/amortization                 341         176           66          --         583
Capital expenditures                      566          48           25         319         958
Total assets                          $20,371     $10,575      $ 9,809      $5,057     $45,812
----------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                       December 30,    January 1,    January 2,
                                           2000           2000          1999
--------------------------------------------------------------------------------
Long lived Assets:

   United States                          $ 3,351       $ 2,968       $ 3,562

   Europe                                   5,292         5,878            --
-----------------------------------------------------------------------------
Total                                     $ 8,643       $ 8,846       $ 3,562
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                       December 30,    January 1,    January 2,
                                           2000           2000          1999
--------------------------------------------------------------------------------
Sales:

 United States                            $52,618       $54,706       $48,555

 Europe                                     4,251         7,572           181

 Other                                      2,524         2,060         2,353
--------------------------------------------------------------------------------
                                          $59,393       $64,338       $51,089
--------------------------------------------------------------------------------

      Fiscal 2000, 1999 and 1998 depreciation expense was allocated between the OEM and Distributor Divisions based on material, labor, and overhead.

      In fiscal 2000 and 1999, the Company had one customer that represented approximately 17% and 13% of total sales, respectively. These sales are included in the OEM segment. There were no individual customers representing at least 10% of total sales in fiscal 1998.

                                    General Bearing Corporation and Subsidiaries

Note 17. Supplemental Cash Flow Information

      The Company paid interest in the amount of $1,323,000 in fiscal 2000, $1,502,000 in fiscal 1999 and $1,041,000 in fiscal 1998, and income taxes of $1,415,000, $1,352,000 and $173,000 in fiscal 2000, 1999 and 1998, respectively.

      The Company distributed a note receivable from Realty, in the amount of $1,594,000, to the former shareholders of World prior to the inversion transaction described in Note 2.

      During fiscal 2000, the Company had a non-cash financing activity of $207,000 whereby options to purchase 50,000 shares previously issued for services rendered were exercised. The option was previously granted by World for the right to purchase from World 50,000 options that World held in General.

      The Company entered into a capital lease obligation for ne equipment in 1998 in the amount of $504,000. The Company entered into an additional capital lease for new equipment in 2000 in the amount of $19,000.

      During fiscal 1999, the Company negotiated a price reduction of $200,000 on a previously capitalized fixed asset. This non-cash transaction is not reflected in investing activities. There is a corresponding offset to the previously recorded liability to the parent in financing activities.

      Also during fiscal 1999, the Company transferred a machine valued at $300,000 as payment for additional investment in NGBC.

Note 18. Quarterly Financial Data (In Thousands except for per share data - Unaudited)

                                    General Bearing Corporation and Subsidiaries

--------------------------------------------------------------------------------
                                                         Basic        Diluted
                                  Gross       Net      Earnings       Earnings
2000               Net Sales     Profit     Income     Per Share     Per Share
--------------------------------------------------------------------------------
First Qtr.           $18,450     $ 6,090    $ 1,569      $   .38       $   .38

Second Qtr.           16,343       5,416        865          .21           .21

Third Qtr.            14,602       4,974        594          .14           .14

Fourth Qtr.            9,998       1,996     (1,149)        (.27)         (.27)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                         Basic        Diluted
                                  Gross       Net      Earnings       Earnings
1999               Net Sales     Profit     Income     Per Share     Per Share
--------------------------------------------------------------------------------
First Qtr.          $17,322     $ 5,456    $   795      $   .19       $   .19

Second Qtr.          16,914       5,112        721          .18           .18

Third Qtr.           14,381       5,176        557          .14           .14

Fourth Qtr.          15,721       5,208        171          .04           .04
--------------------------------------------------------------------------------

Sales:

Second Quarter 2000: There were no major variances in the Company's core businesses compared to the first quarter. However, taken in the aggregate, the sales volume decreased due to the strength of the first quarter.

Third Quarter 2000: The sales volume decrease was mainly due to the seasonality in the OEM Division as well as the beginning of an economic slowdown in the Company's industrial markets.

Fourth Quarter 2000: The sales volume decrease was primarily attributable to worsening economic conditions in the Company's industrial markets and adjustments at WMG related to a billing error and the timing of sales recognition totaling $1,292,000 originally recorded in prior quarters.

Third Quarter 1999: The sales volume decrease was mainly due to seasonality in the OEM Division as well as the timing of orders received on a new product line. The first large order received on this product line was shipped in the second quarter.

Net income:

Second Quarter 2000: The decrease in net income was due to the effect of the reduced sales volume coupled with a reduction in gross margins in the Machine Tool segment.

Fourth Quarter 2000: The decrease in net income in the Bearing segment was primarily due to the reduced sales volume with a reduction in gross margins including increased inventory provisions ($544,000). The decrease in the Machine Tool segment was mainly due to the reduced sales volume and adjustments mentioned above as well as increased operating expenses including a write-down of assets in use ($501,000).

Fourth Quarter 1999: The decrease in net income relates primarily to the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies.

                                    General Bearing Corporation and Subsidiaries

                          Supplementary Financial Data
                            Furnished Pursuant to the
                            Requirements of Form 10-K

                                    General Bearing Corporation and Subsidiaries

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

General Bearing Corporation
West Nyack, New York

The audits referred to in our report dated April 25, 2001 relating to the consolidated financial statements of General Bearing Corporation and subsidiaries, which is referred to in Item 8 of this Form 10-K, includes the audits of the accompanying financial statement schedule for each of the three years in the period ended December 30, 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended December 30, 2000.


BDO Seidman, LLP

New York, New York
April 25, 2001

                                    General Bearing Corporation and Subsidiaries

Schedule II - Valuation and Qualifying Accounts (In Thousands)

         Column A                              Column B        Column C         Column D          Column E
         --------                              --------        --------         --------          --------

                                                                 Add

                                              Balance at      Charged to
                                             Beginning of     Costs and                           Balance at
        Description                             Period         Expenses       Deductions (1)    End of Period
        -----------                             ------         --------       --------------    -------------
Year Ended January 2, 1999
  Allowance for Doubtful Accounts                $335            $ 69              $  4              $400
                                                 ----            ----              ----              ----
                                                 $335            $ 69              $  4              $400
                                                 ----            ----              ----              ----

Year Ended January 1, 2000
  Allowance for Doubtful Accounts                $400            $460 (2)          $122              $738
                                                 ----            ----              ----              ----
                                                 $400            $460              $122              $738
                                                 ----            ----              ----              ----

Year Ended December 30, 2000
  Allowance for Doubtful Accounts                $738            $280              $ 30              $988
                                                 ----            ----              ----              ----
                                                 $738            $280              $ 30              $988
                                                 ----            ----              ----              ----

      Note: (1)   Uncollectible accounts written off net of recoveries.

            (2) Acquisition of World Machinery Group results in addition to reserve totaling $418.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Since the Company's inception, there has not been any Form 8-K filed under the Securities and Exchange Act of 1934 reporting a change in accountants in which there was a reported disagreement on any matter of accounting principles or practices or financial statement disclosure.

                                    General Bearing Corporation and Subsidiaries

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

  The directors and executive officers of the Company are as follows:

   NAME                AGE    POSITION
   ----                ---    --------
   Seymour I. Gussack...75    Chairman of the Board of Directors
   David L. Gussack.....43    President and Director
   Robert E. Baruc......49    Director
   Peter Barotz.........73    Director
   Nina M. Gussack......45    Director
   Barbara M. Henagan...42    Director
   Alistair G. Crannis..53    Vice President - Sales & Marketing
   William F. Kurtz.....42    Vice President - Director of Operations
   Joseph J. Hoo........66    Vice President - Advanced Technology and China Affairs
   Barry A. Morris......46    Chief Financial Officer
   John E. Stein, Esq...44    Secretary & General Counsel


Set forth below is certain additional information with respect to the Directors, and executive officers.

  SEYMOUR I. GUSSACK founded the Company in 1958 and has served as Chairman of the Board of Directors and a Director of General Bearing since its formation. Seymour I. Gussack is also the Chairman of the Board of Directors and a Director of World and a partner of Realty. See "Certain Relationships and Related Transactions. Seymour I. Gussack's son is David L. Gussack, President of the Company and a Director.

  DAVID L. GUSSACK became President of the Company in 1993 and has been a Director of the Company since 1987. David L. Gussack has held various positions with the Company since 1979, including Executive Vice President from 1991 to 1992, General Manager of the OEM Division from 1988 to 1990, Supervisor and Coordinator, Hyatt Absorption Project from 1987 to 1988, Plant Manager from 1986 to 1987, Office Facilities Manager from 1985 to 1986, and Manager of Special Projects from 1983 to 1985. David L. Gussack is a Director of SGBC and NGBC. He also is a Director of World and a partner of Realty. See "Certain Relationships and Related Transactions." David L. Gussack is a graduate of the University of Pennsylvania. David L. Gussack's father is Seymour I. Gussack, Chairman of the Board of Directors of the Company.

  ALISTAIR G. CRANNIS has served as Vice President - Sales & Marketing since June 1999. Mr. Crannis was General Manager - OEM Division of the Company from January 1997 to June 1999. Prior to joining the Company, Mr. Crannis served as President of RHP Bearings, Inc., the U.S. Subsidiary of RHP Bearing Ltd. United Kingdom. He holds a B.S. Industrial Engineering Degree from the University of Hartfordshire in England.

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

                                    General Bearing Corporation and Subsidiaries

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

  ROBERT E. BARUC has been a Director of the Company since February 1997. From January 1999 to December 2000, Mr. Baruc was Co-President of Unapix Entertainment, Inc., an independent distributor of film and television programming. From April 1994 to December 1998, Mr. Baruc was an Executive Vice President of Unapix Entertainment, Inc. From September 1999 to December 2000, he was the Chief Executive Officer of A-Pix Entertainment, Inc. From August 1993 to August 1999, he was the President and Chief Executive Officer of A-Pix Entertainment, Inc. From December 1992 to August 1993, Mr. Baruc was President of Triboro Entertainment Group, a company engaged principally in home video distribution. From January 1991 to December 1992, Mr. Baruc primarily acted as an independent consultant to the entertainment industry. He is the son-in-law of Seymour I. Gussack and the brother-in-law of David L. Gussack and Nina M. Gussack.

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

  The standing committees of the Board of Directors are the Audit Committee, the Compensation/Stock Option Committee and the Insider Trading Compliance Committee.

  The Audit Committee of the Board of Directors consists of three directors, David L. Gussack, Robert E. Baruc and Barbara M. Henagan. Based on its charter, the Audit Committee is to review the outside auditor designated by management and render to the Board any of the Committee's comments and/or recommendations relating to such auditor; meet with the outside auditor at least once per year to discuss any issues raised by the auditor and report back to the Board for its consideration; hold at least one meeting per year; submit the minutes of all meetings of the Audit Committee to, or discuss matters discussed at each meeting with the Board; ensure receipt from the outside auditor of a formal written statement delineating all relationships between the auditor and the Company, consistent with Independence Standards Board Standard 1; actively engage in a dialogue with the outside auditor with

                                    General Bearing Corporation and Subsidiaries

respect to any disclosed relationships or services that may impact the objectivity and independence of the auditor; take, or recommend that the Board take, appropriate action to oversee the independence of the outside auditor; and review and assess the adequacy of the Audit Committee charter on an annual basis.

  The Compensation/Stock Option Committee consists of Messrs. Peter Barotz and Robert E. Baruc, the former of whom is an independent Director. The Compensation/Stock Option Committee's function is to review and approve annual salaries and bonuses for all employees with salaries in excess of $100,000 and review, approve and recommend to the Board of Directors the terms and conditions of all employee benefit plans or changes thereto, including the granting of stock options pursuant to the Company's 1996 Option Plan.

The Insider Trading Compliance Committee ("Compliance Committee") consists of the Insider Trading Compliance Officer (currently the Company's Secretary & General Counsel) and the directors who are members of the Audit Committee. The Compliance Committee reviews and either approves or prohibits all proposed stock trades by Key Insiders in accordance with the Company's Procedures and Guidelines Governing Insider Trading and Tipping.

                                    General Bearing Corporation and Subsidiaries

Item 11. Executive Compensation

  The following table sets forth the aggregate compensation paid for services rendered in all capacities to the Company's most highly compensated executive officers during the fiscal year ended December 30, 2000:

                                           ANNUAL
                                        COMPENSATION(1)                 LONG-TERM COMPENSATION
-----------------------------------------------------------------------------------------------------
                                                               Restricted
Name and                           Fiscal    Salary    Bonus     Stock        Stock      All Other
Principal Position                  Year       $         $       Awards      Options#    Compensation
-----------------------------------------------------------------------------------------------------
David L. Gussack, President         2000    307,789   62,213       --         --          25,000 (3)
                                    1999    221,927   75,133       --       20,000 (2)        --
                                    1998    181,981   10,379       --       20,000            --

Alistair G. Crannis, VP Sales       2000    143,635   13,825       --         --              --
    & Marketing                     1999*   133,356   19,401       --       10,000 (2)        --

Barry A. Morris, Chief Financial    2000    123,116   11,850       --         --
    Officer                         1999*   120,000   18,462       --       10,000 (2)        --

Joseph J. Hoo, V.P. Advanced        2000    128,281   12,345       --         --
    Technology & China Affairs      1999*   118,680   16,604       --         5,000           --

William F. Kurtz, V.P. Director     2000    104,817   12,078       --         --
     of Operations                  1999*   101,694   15,341       --         5,000 (2)       --

* Fiscal 1999 was the first year of reportable compensation.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

------------------------------------------------------------------------------------------------
                                                            Number of            Value of
                                                           Securities       Unexercised In-the-
                                                           Underlying        Money Options at
                                                          Unexercised        December 30, 2000
                                                           Options at
                                                        December 30, 2000
                                                      ------------------------------------------
       Name        Shares Acquired   Value Realized       Exercisable/         Exercisable/
                     on Exercise           $              Unexercisable        Unexercisable
                          #
------------------------------------------------------------------------------------------------
David L Gussack                  0         0              43,750 / 21,250                   N/A

Alistair G. Crannis              0         0                4,000 / 6,000                   N/A

Barry A. Morris                  0         0                5,000 / 5,000                   N/A

Joseph J. Hoo                    0         0               11,000 / 9,000                   N/A

William F. Kurtz                 0         0                7,800 / 7,000                   N/A

                                    General Bearing Corporation and Subsidiaries

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

Other Arrangements (1):

  In 2000, Seymour I. Gussack, Chairman of the Board of Directors, received salary of $241,102, bonus of $48,731 and other compensation of $25,000 (3). In 2001, he will receive salary and bonus as approved by the Compensation/Stock Option Committee of the Board of Directors.

(1) Perquisites and other personal benefits are not included because they do not exceed the lesser of $50,000 or 10% of the total base salary and annual bonus for the named executive officer.
(2) Repricing.
(3) Board compensation: 4,000 shares at $6.25 per share, issued in 2001 (2,000 shares earned in 1999 & 2,000 shares earned in 2000).

                                    General Bearing Corporation and Subsidiaries

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The following table sets forth, as of the date of this Report certain information concerning the beneficial ownership of Common Stock as to each director and current executive officer of the Company, and each person who, to the Company's knowledge, beneficially owns more than 5% of the outstanding Common Stock.

                                          NUMBER OF
                                            SHARES
NAME AND ADDRESS OF                      BENEFICIALLY    PERCENTAGE OF SHARES
BENEFICIAL OWNER                           OWNED (1)     BENEFICIALLY OWNED(1)
----------------                           ---------     ---------------------
David L. Gussack                         683,474 (2,3)          16.6%

Estate of Harold Geneen                  615,284                14.9%

Nina M. Gussack                          612,272 (2,4)          14.8%

Seymour I. Gussack                       383,986 (2)             9.3%

Amy Gussack                              378,770 (2,5)           9.2%

Robert E. Baruc                          356,378 (2,6)           8.6%

Joseph Hoo                                77,079                 1.9%

William F. Kurtz                          10,000                  *

Barry A. Morris                            8,500                  *

Peter Barotz                               7,750                  *

Alistair Crannis                           6,000                  *

Barbara Henagan                            5,250                  *

All Directors and Executive
 Officers as a Group........           2,509,459

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

(2) Includes 5,000 shares of Common Stock owned by Realty over which Seymour I. Gussack, David L. Gussack, Nina M. Gussack, Amy Gussack and Robert Baruc, through his spouse Faith Gussack, as general partners of Realty, may be deemed to share the power to vote and dispose of. Each disclaims beneficial ownership of the shares of Common Stock owned by Realty.

(3) Includes 13,080 shares owned by his spouse, 4,076 shares owned by his spouse's daughter, over which his spouse has voting power, 8,978 shares owned by his daughter, over which he has voting power, and 60,000 options exercisable through July 1, 2001.

                                    General Bearing Corporation and Subsidiaries

(4) Includes 13,280 shares owned by her spouse, 9,752 shares owned by her children over which she has voting power, and 5,000 options exercisable through July 1, 2001.

(5) Includes 13,080 shares owned by her spouse.

(6) Includes 302,464 shares owned by his spouse, 22,032 shares owned by his children over which he has voting power, and 5,000 options exercisable through July 1, 2001.

Item 13. Certain Relationships and Related Transactions

ACQUISITION OF WORLD

  In July 2000, General Bearing Corporation ("General"), acquired 100% of World Machinery Company ("World"), which, prior to the acquisition, owned 74.8% of the outstanding common stock of General. World was principally owned by members of General's Board of Directors and senior management. World's principal business is the manufacture and sale of machine tools, however, it also holds two bearing joint ventures for General's benefit. This combination has been accounted for in a manner similar to a pooling of interests. Prior periods have been restated as if the companies have always been combined. In consideration for this transaction, General issued 3,140,000 shares of its common stock, $.01 per share par value. 2,950,000 shares of General's common stock, owned by World, are now carried as treasury stock. The net stock of 190,000 shares paid for the acquisition are considered outstanding for all periods presented.

In the acquisition transaction the following individuals, all former shareholders of World, received the number of restricted shares of Company common stock indicated:

Name & Relationship to Registrant                                       Number of Shares
----------------------------------------------------------------------------------------
Seymour Gussack, Chairman of the Board                                       393,786

David Gussack, President, Director                                           597,850
Includes 11,280 shares received by spouse, 7,178 shares received by child and 6,152 received by spouse's children.

Nina Gussack, Director                                                       590,672
Includes 11,280 shares received by spouse and 6,152 shares
received by children.

Amy Gussack, Daughter of Seymour Gussack & Sibling of                         959,842
David Gussack and Nina Gussack
Includes 11,280 shares received by spouse.

Faith Gussack, Daughter of Seymour Gussack, Sibling of                        333,278
David Gussack and Nina Gussack and Spouse of Robert Baruc, who is
a Director. Includes 15,382 shares received by spouse and 17,432 shares received by children.

Lisa Gussack, Daughter of Seymour Gussack, Sibling of                         176,481
David Gussack and Nina Gussack
Includes 7,178 shares received by spouse and 22,560 rececived by children.

LEASES WITH REALTY

  The Company leases a facility located at West Nyack, New York comprising 189,833 square feet owned by Realty, whose partners include Seymour I. Gussack, David L. Gussack and Nina M. Gussack, each a member of the Board of Directors of the Company. The Company and Realty entered into the Lease effective November 1, 1996, which provides for an initial term expiring on October 31, 2003, renewable at the option of the Company for an additional six year term. The Company initially paid rent of $4.81 per square foot (or $913,000) annually, payable in monthly rent payments of $76,000. The Lease provides for an increase every other year to the greater of: (i) 106% of the preceding year's rent; or (ii) the preceding year's rent multiplied by a fraction the numerator of which is the CPI for the area including Rockland County or if no such index is published, for Northern New Jersey in effect 90 days prior to November 1 of the new rent year and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 increase amounted to 6% of the preceding year, resulting in rent of $5.0986 per square foot (or $968,000) annually effective through October 31, 2000. The November 2000 increase also amounted to 6% of the preceding year, resulting in rent of $5.4045 per square foor (or $1,026,000) annually effective through October 31, 2002.

  The Company is the guarantor with respect to a mortgage loan currently in the principal amount of $346,000 from the Job Development Authority of Rockland County and a mortgage loan currently in the principal amount of $225,000 from the Industrial Development Authority of Rockland County on the property in Blauvelt, New York. These mortgage loans were created for the purpose of building a facility in 1983 which the Company subsequently occupied for 12 years until 1996.

TAX SHARING AGREEMENT

General has been included in the consolidated federal income tax returns filed by World during all periods in which it has been a wholly owned subsidiary of World ("Affiliation Years"). Upon the completion of the IPO, General ceased to be included in the consolidated federal income tax return filed by World, and has filed on a separate basis. As a result, General and World have entered into an agreement ("Tax Sharing Agreement") providing for the manner of determining payment with respect to federal income tax liability, Generally determine on a separate return basis, for the tax years which have ended and the portion of the tax year preceding consummation of the IPO, and World will pay General for the use of General's losses, and credits arising in such period, in each case net of any amount theretofore paid or credited by World or General to the other with respect thereto. Effective with the acquisition of World by General, the Company will file a consolidated federal income tax return.

REGISTRATION RIGHTS AGREEMENT

                                    General Bearing Corporation and Subsidiaries

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

                                    General Bearing Corporation and Subsidiaries

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements (included in Part II of this report):

      Report of Independent Certified Public Accountants dated April 25, 2001.

      Report of Independent Certified Public Accountants dated February 8, 2001.

      Consolidated Balance Sheets for years ended January 1, 2000 and December 30, 2000.

      Consolidated Statements of Operations for years ended January 2, 1999, January 1, 2000 and December 30, 2000.

      Consolidated Statement of Changes in Stockholders' Equity at December 27, 1997, January 2, 1999, January 1, 2000 and December 30, 2000.

      Consolidated Statement of Cash Flows for years ended January 2, 1999, January 1, 2000 and December 30, 2000.

      Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules (included pursuant to Item 14(d) at page 42 of this report):

      Report of Independent Certified Public Accountants dated April 25,
      2001.

      Schedule II - Valuation and Qualifying Accounts.

(a) 3. Exhibits:

      Reference is made to the Exhibit Index commencing on page 40, filed pursuant to Item 14(c).

(b) Reports on Form 8-K:

      None.

                                    General Bearing Corporation and Subsidiaries


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2001.

             GENERAL BEARING CORPORATION
             By: /s/ David L. Gussack
                 -------------------------
             David L. Gussack, President
             (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 30, 2001.

        Signatures                        Title                              Date
        ----------                        -----                              ----

 /s/ Seymour I. Gussack                   Chairman of the Board of           April 30, 2001
------------------------------------      Directors                          --------------
      Seymour I. Gussack

/s/ David L. Gussack                      President and Director             April 30, 2001
------------------------------------      (Principal Executive Officer)      --------------
      David L. Gussack

/s/ Barry A. Morris                       Chief Financial Officer            April 30, 2001
------------------------------------                                         --------------
      Barry A. Morris

/s/ Barbara M. Henagan                    Director                           April 30, 2001
------------------------------------                                         --------------
      Barbara M. Henagan

/s/ Nina M. Gussack                       Director                           April 30, 2001
------------------------------------                                         --------------
      Nina M. Gussack

/s/ Peter Barotz                          Director                           April 30, 2001
------------------------------------                                         --------------
     Peter Barotz

/s/ Robert E. Baruc                       Director                           April 30, 2001
------------------------------------                                         --------------
      Robert E. Baruc

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements

--------------------------------------------------------------------------------

                                  EXHIBIT INDEX

NOTE: Except as to those items marked with an "*", which are filed herewith, all Exhibits have been previously filed with the Company's Registration Statement on Form S-1 effective February 7, 1997 (Registration No. 333-15477), or the Company's Annual Report on Form 10-K for fiscal years 1996, 1997 and 1998.

    Exhibit No.           Description of Exhibit
    -----------           ----------------------

       2.1          Agreement and Plan of Merger

       3.1          Second Restated Certificate of Incorporation

       3.2          By-Laws of the Company

       4.1          Specimen Stock Certificate

       4.1          Registration Rights Agreement

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

       10.12 Form of Tax Sharing and Indemnification Agreement between the Company and World Machinery Company

       10.13 Amendment Letter dated March 7, 1997 between the Company and Bank of New York Commercial Corporation

       10.14 Amendment No. 9 dated June, 1997 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.

       10.15 Amendment No. 10 dated March 20, 1998 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.

                                     General Bearing Corporation and Subsidaires
                                      Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

       10.16 Amendment Letter dated April 7, 1998 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.

       10.17 Amendment No. 11 dated May, 1998 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation.

       10.18 Amendment No. 12 dated April 1, 1999 to the Loan and Security Agreement between the Company and Bank of New York Commercial Corporation .

       10.19        Board Member Compensation Plan

       10.20 Credit Agreement dated December 20, 1999 between KeyBank National Association and the Company

       21           List of Subsidiaries of the Company

       23 Consent of Independent Certified Public Accountants (see page 40) *