Form 10-Q
period 2001-03-31
GENERAL BEARING CORP
filed 2001-05-21
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended March 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

At May 15, 2001, the Registrant had issued 7,088,950 shares of common stock, $.01 par value per share, and had outstanding 4,128,650 shares.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
           FOR THE PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words: "anticipates," "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Quarterly Report such statements may relate to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in, orders from, a major customer; the loss of, or failure to attain, additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I                                                                  Page No.
                                                                        --------

   Item 1. Financial Statements ......................................    2 - 9

   Item 2. Management's Discussion and Analysis of Results of
           Operations and Financial Condition ........................   10 - 12

PART II

   Item 1. Legal Proceedings .........................................     13

   Item 6. Exhibits and Reports on Form 8-K ..........................     13

Signature ............................................................     14

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                                 March 31,      December 30,
                                                                   2001             2000
                                                               -----------      ------------
                       ASSETS                                  (Unaudited)
Current:
    Cash and cash equivalents                                  $       722      $       497
    Accounts receivable - net of allowance for doubtful
       accounts of $920 and $988                                     7,315            6,478
    Inventories                                                     28,954           29,560
    Prepaid expenses and other current assets                        1,334            1,568
    Advances to affiliates                                              47              230
    Deferred tax assets                                                413              445
                                                               -----------      -----------

          Total current assets                                      38,785           38,778

Fixed assets, net of accumulated depreciation                        8,577            8,643
Investment in and advances to joint ventures
    and affiliates                                                   7,844            7,475
Other assets                                                           326              368
                                                               -----------      -----------

Total Assets                                                   $    55,532      $    55,264
                                                               ===========      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Note payable - banks                                       $       382      $       339
    Accounts payable:
       Trade                                                         3,244            4,642
       Affiliates                                                      617              746
    Accrued expenses and other current liabilities                   5,381            4,623
    Current maturities of long-term debt                               185              182
                                                               -----------      -----------

          Total current liabilities                                  9,809           10,532
                                                               -----------      -----------

Long-term debt, less current maturities:
    Bank                                                            15,687           14,753
    Other                                                              615              663
    Affiliate                                                        1,049            1,038
                                                               -----------      -----------

          Total long-term debt                                      17,351           16,454
                                                               -----------      -----------

Deferred taxes                                                         275              275

Minority interests                                                   3,374            3,218

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000 none issued and outstanding                 --               --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, issued 7,088,950
        and 7,072,950 shares                                            71               71
    Additional paid-in capital                                      40,094           39,994
    Accumulated other comprehensive income                            (696)             (10)
    Treasury stock at cost, 2,960,300 and 2,960,300 shares             (51)             (51)
    Deficit                                                        (14,695)         (15,219)
                                                               -----------      -----------

          Total stockholders' equity                                24,723           24,785
                                                               -----------      -----------

Total liabilities and stockholder's equity                     $    55,532      $    55,264
                                                               ===========      ===========

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (UNAUDITED)

                                                          13 Weeks Ended
                                                   ----------------------------
                                                     March 31,        April 1,
                                                       2001             2000
                                                   -----------      -----------
                                                                      Restated
Sales                                              $    13,565      $    18,450

Cost of sales                                            9,006           12,007
                                                   -----------      -----------

Gross profit                                             4,559            6,443

Selling, general and administrative expenses             3,545            3,954
                                                   -----------      -----------

Operating income                                         1,014            2,489

Other (income) / expense, net                              (31)             233
                                                   -----------      -----------

Income before income taxes                               1,045            2,256

Income taxes                                               365              796
                                                   -----------      -----------

Income before minority interests                           680            1,460

Minority interests                                         156             (109)
                                                   -----------      -----------

Net income                                         $       524      $     1,569
                                                   ===========      ===========

Income per common share:

     Basic                                         $      0.13      $      0.38
                                                   -----------      -----------

     Diluted                                       $      0.13      $      0.38
                                                   -----------      -----------

Weighted average number of common shares:

     Basic                                           4,114,408        4,099,203
                                                   -----------      -----------

     Diluted                                         4,114,408        4,099,203
                                                   -----------      -----------

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)

                                                        13 Weeks ended
                                                -------------------------------
                                                March 31, 2001    April 1, 2000
                                                --------------    -------------

Net Income                                        $   524            $ 1,569
Foreign currency translation adjustment                 0                 (3)
Derivative fair market value adjustment              (183)                 0
                                                  -------            -------
Comprehensive income                              $   341            $ 1,566
                                                  =======            =======

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                                          13 Weeks ended
                                                                      ----------------------
                                                                      March 31,    April 1,
                                                                        2001         2000
                                                                      ---------   ----------
                                                                                   Restated
Cash flows from operating activities:
         Net income                                                   $   524      $ 1,569
     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
         Minority interests                                               156         (109)
         Depreciation and amortization                                    185          181
         Deferred income taxes                                             32          379
         Equity in income of joint ventures and affiliates                (45)        (203)
         Other non-cash items charged to income                           117           43
     Changes in:
         Accounts receivable                                             (837)      (2,709)
         Inventories                                                      606       (1,009)
         Prepaid expenses and other assets                                258           59
         Due to (from) affiliates                                          24           19
         Accounts payable and accrued expenses                         (1,326)       2,418
                                                                      -------      -------

              Net cash provided by (used in) operating activities         306          638
                                                                      -------      -------

Cash flows from investing activities:
     Investment in affiliate                                               --         (100)
     Advance to affiliate                                                (300)        (900)
     Fixed asset purchases                                               (101)         (95)
                                                                      -------      -------
              Net cash used in investing activities                      (401)      (1,095)
                                                                      -------      -------

Cash flows from financing activities:
     Purchase of treasury stock                                            --          (33)
     Increase in note payable - banks                                      43          444
     Net proceeds from equipment financing                                 --          950
     Repayment of other long-term debt                                    (45)        (525)
     Net proceeds from (repayment of) revolving credit facility           934       (1,878)
                                                                      -------      -------
              Net cash provided by (used in) financing activities         932       (1,042)
                                                                      -------      -------

Net increase/(decrease) in cash and cash equivalents                      225       (1,499)

Cash and cash equivalents, beginning of period                            497        3,576
                                                                      -------      -------

Cash and cash equivalents, end of period                              $   722      $ 2,077
                                                                      =======      =======

Cash paid during the 13 weeks for:

     Interest                                                         $   240      $   359

     Income taxes                                                     $    19      $   123

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of       The accompanying unaudited condensed consolidated financial
   Presentation   statements for General Bearing Corporation and subsidiaries
                  ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

                  The Company uses an interest rate swap agreement as a derivative to modify the interest characteristics of its outstanding floating rate long-term debt, to reduce its exposure to fluctuations in interest rates. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivatives on the balance sheet at fair value.

                  For derivative instruments that are designated and qualify as a fair value hedge (i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e. hedging the exposure of variability of expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated Comprehensive Income (a component of stockholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e. the ineffective portion of any portion of the derivative excluded from the assessment of effectiveness) is recognized in earnings in the current period. For derivative instruments not designated as hedged instruments, changes in their fair values are recognized in earnings in the current period.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Acquisition    In July 2000, General Bearing Corporation ("General") acquired
                  100% of World Machinery Company ("World"), which, prior to the acquisition, owned 74.8% of the outstanding common stock of General. World was principally owned by certain members of General's Board of Directors and senior management. World's principal business is the manufacture and sale of machine tools, however, it also holds two bearing joint ventures for General's benefit. This combination has been accounted for in a manner similar to a pooling of interests. Prior periods have been restated as if the companies have always been combined.
                  In consideration for this transaction, General issued
                  3,140,000 shares of its common stock, $.01 per share par value. 2,950,000 shares of General's common stock, owned by World, are now carried as treasury stock. The net stock of 190,000 shares paid for the acquisition are considered outstanding for all periods presented.

3. Inventories    Inventories consist of the following: (In Thousands)

                                                    March 31, 2001   December 30, 2000
                  --------------------------------------------------------------------
                  Finished bearings                    $  7,323        $   8,260

                  Bearing raw materials, purchased
                  parts and work in process              15,252           15,736

                  Machines and machine tools              3,282            2,936

                  Machine service parts and
                  accessories                             3,097            2,628
                  --------------------------------------------------------------------
                                                       $ 28,954        $  29,560
                  ====================================================================

4. Earnings Per   Basic earnings per share includes no dilution and is computed
   Share          by dividing net income by the weighted average number of
                  common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                           Quarter Ended
                                                   -----------------------------
                                                   March 31, 2001  April 1, 2000
                                                   -----------------------------
                  Diluted earnings per share
                  computation:

                  Basic weighted average common
                  shares outstanding                    4,114,408      4,099,203

                  Incremental shares from assumed
                  exercise of dilutive options                 --             --
                                                   -----------------------------
                                                        4,114,408      4,099,303
                                                   -----------------------------

                  For the quarters ended March 31, 2001 and April 1, 2000, 332,800 and 344,800 options and warrants outstanding, respectively, were anti-dilutive.

5. Derivative     On December 30, 2000, the Company adopted Statement of
   Financial      Financial Accounting Standards No. 133 ("SFAS 133")
   Instruments    "Accounting for Derivative Instruments and Hedging
                  Activities", as amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value. The impact of adopting SFAS 133 on the Company's Statement of Operations and Balance Sheet was not material.

                  In addition, to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total long-term debt that is subject to variable interest rates. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. Expenses recognized in earnings during the period relating to the interest rate swap totaled $20,000 for the three months ended March 31, 2001 and are included in the Statement of Operations in Other income / expenses, net. Any values reported in Comprehensive Income will be reclassified to earnings over the term of the agreement, through 2007.

6. Litigation     There has been no material change in litigation since the
                  events reported in the Company's 10-K for the fiscal year ended December 30, 2000.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Segment        Statement of Financial Accounting Standards No. 131 ("SFAS
   Information    131"), Disclosures about Segments of an Enterprise and Related
                  Information replaces the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

                  The Company operates in three segments: the OEM Division, which supplies bearings and bearing components to Original Equipment Manufacturers (OEMs), the Distribution Division, which serves bearing distributors that supply the maintenance and repair aftermarket and small OEM's, and the Machine Tools Division, which distributes machine tools to dealers and manufacturers.

                  The accounting policies of the segments are the same as those described in the summary of significant accounting policies outlined in the Company's 10-K for the fiscal year ended December 30, 2000. The Company evaluates segment performance based on operating income.

      The table below presents information about the Company's business segments.

                                 (In Thousands)

                          Quarter Ended March 31, 2001

                                                              MACHINE
                                      OEM      DISTRIBUTOR     TOOLS         OTHER        TOTAL
                                    -------------------------------------------------------------
Net sales to external customers     $  8,291     $  3,028     $  2,246      $     --     $ 13,565
Gross profit                           1,995        1,671          893            --        4,559
Operating income / (loss)                679          483         (148)           --        1,014
Depreciation / amortization              119           30           36            --          185
Capital expenditures                      26           --           --            75          101
Total assets                        $ 25,534     $  5,597     $ 14,717      $  9,684     $ 55,532

                           Quarter Ended April 1, 2000

                                                              MACHINE
                                      OEM      DISTRIBUTOR     TOOLS         OTHER        TOTAL
                                    -------------------------------------------------------------
Net sales to external customers     $ 11,011     $  3,600     $  3,839      $     --     $ 18,450
Gross profit                           2,912        1,932        1,599            --        6,443
Operating income                       1,530          664          295            --        2,489
Depreciation / amortization              112           30           39            --          181
Capital expenditures                      51           --           34            10           95
Total assets                        $ 23,804     $  7,302     $ 18,977      $  6,352     $ 56,435

Depreciation expense was allocated between the OEM and Distributor Divisions based on material, labor, and overhead.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

            Sales. Sales for the first fiscal quarter ended March 31, 2001 ("2001") of $13,565,000 represents a 26.5% decrease compared to the first fiscal quarter ended April 1, 2000 ("2000"). Sales in the OEM Division decreased 24.7% from 2000 to $8,291,000 primarily due to the economic slowdown that began during the second half of 2000. The largest decrease was in sales of tapered roller bearings for heavy duty truck trailers, however, the OEM Division's other product lines were also negatively affected. Distribution Division sales decreased 15.9% from 2000 to $3,028,000 also due primarily to the economic slowdown. Machine tool sales of $2,246,000 were 41.5% lower than 2000 due primarily to slower economic conditions in the United States and production delays and reduced marketing activity resulting from continued reduced borrowing capacity overseas.

            Gross Profit. Gross profit for 2001 of $4,559,000 represents a 29.2% decrease compared to 2000. As a percentage of sales, gross profit (GP%) was 33.6% for 2001 compared to 34.9% for 2000. GP% for the OEM Division was 24.1% in 2001 compared to 26.4% in 2000. This decrease was mainly due to the lower volume, product mix and introductory pricing necessary to increase market share. GP% for the Distribution Division was 55.2% in 2001 compared to 53.7% in 2000. This increase was primarily due to higher selling prices, partially offset by the lower volume and product mix. GP% for machine tools was 39.8% in 2001 compared to 41.7% in 2000. This decrease is mainly due to the lower sales volume, partially offset by product mix.

            Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 26.1% in 2001 compared to 21.4% in 2000. This increase is primarily due to the decreased sales volume. S,G&A decreased by $409,000. S,G&A decreased in the OEM Division by $66,000 mainly due to reduced freight to customers resulting from lower sales. S,G&A decreased in the Distribution Division by $79,000 due to lower sales related variable costs. S,G&A for machine tools decreased by $264,000 mainly due to reduced bad debt expense and lower costs for trade conventions.

            Operating Income. Operating income for 2001 of $1,014,000 represents a 59.3% decrease compared to 2000. Operating income for the OEM Division decreased 55.6% compared to 2000 to $679,000 primarily due to lower sales volume. Operating income in the Distribution Division decreased 27.3% compared to 2000 to $483,000 also reflecting lower sales volume. Operating income for Machine Tools was a loss of $148,000 in 2001 compared to a profit of $295,000 in 2000 primarily due to lower sales volume.

            Other Expenses, net. Net interest expense was $295,000 in 2001 compared to $310,000 in 2000 mainly due to lower interest rates, partially offset by higher debt. Equity in income of affiliates ("equity income") was $45,000 in 2001 compared to $203,000 in 2000. The 2000 equity income includes the Company's share of net earnings from a joint venture prior to the inclusion of an additional partner. Foreign currency exchange gains of $246,000 in 2001 compared to $2,000 in 2000 relate to machine tool operations in Romania. Other income / (loss) was $35,000 in 2001 compared to ($128,000) in 2000. The loss in 2000 relates primarily to the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies.

            Income Tax. The Company's effective income tax rate was 34.9% in 2001 compared to 35.3% in 2000. Both amounts reflect a normal rate of taxation.

            Net Income. Net income for 2001 decreased 66.6% from 2000 to $524,000 or $.13 per basic and diluted share, from $1,569,000 or $.38 per basic and diluted share in 2000. The decrease is primarily due to the lower sales volume.

Financial Condition, Liquidity and Capital Resources

      During the periods presented, the Company's primary sources of capital have been net cash provided by operating activities and lease financing. Working capital requirements also have been financed by short term loans and a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business expansion. At March 31, 2001 and December 30, 2000, the Company had working capital of $28,976,000 and $28,246,000, respectively.

      Cash used in operating activities in 2001 was $306,000. Cash used by increased accounts receivable and reduced accounts payable and accrued expenses was partially offset by cash provided by net income before depreciation and amortization and reduced inventory. The accounts receivable increase is directly related to higher periodic sales volume as days sales outstanding are comparable with historic results. The decrease in accounts payable and accrued expenses is primarily due to a reduction in inventory in-transit.

      Cash used in investing activities in 2001 was $401,000. The Company loaned $300,000 to Ningbo General Bearing Company, Ltd., one of it's existing joint ventures in China. The Company expects that this loan will be converted to an investment as part of the $1,200,000 required to increase its ownership from 42% to 50%. Cash used in investing activities also includes $101,000 for capital expenditures.

      Cash provided by financing activities in 2001 was $932,000. During 2001, the Company had a net increase in debt under its revolving credit facility of $934,000. It also had a net increase of $43,000 in Notes Payable - Banks and repaid $45,000 under its lease facility.

      At March 31, 2001, the Company had outstanding debt of $15,687,000 under its Revolving Credit Facility and had further availability of approximately $4.1 million. The Company is in violation of certain of its financial covenants for the period ending March 31, 2001. The bank waived these covenants.

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

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt. As of March 31, 2001, the Company had $8,775,000 outstanding in an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the quarter ended March 31, 2001, the Company's interest rate swap agreement resulted in additional expense of approximately $20,000.

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

                                     PART II

Item 1. Legal Proceedings.

There have been no material developments in any legal proceedings subsequent to the events reported in the Company's 10-K filed May 2, 2001.

Item 6. Exhibits and Reports on Form 8-K

      (a) On January 25, 2001, the registrant filed a report on Form 8-K dated January 19, 2001 reporting that the Company had entered into a merger agreement with a company controlled by a group of current directors and management. On April 20, 2001, the Company filed a report on Form 8-K dated April 16, 2001 reporting that the merger agreement had been terminated.

      (b) On February 2, 2001, the registrant filed an amendment to the report on Form 8-K dated July 7, 2000, consisting of the following exhibits:

1. Unaudited pro forma condensed combined Statements of Operations for the fiscal years ended December 27, 1997, January 2, 1999 and January 1, 2000.

2. Independent auditor's report.

3. World Machinery Company and Subsidiaries consolidated Balance Sheets for the fiscal years ended January 2, 1999 and January 1, 2000.

4. World Machinery Company and Subsidiaries consolidated Statements of Operations for the fiscal years ended December 27, 1997, January 2, 1999 and January 1, 2000.

5. World Machinery Company and Subsidiaries consolidated Statements of Cash Flows for the fiscal years ended December 27, 1997, January 2, 1999 and January 1, 2000.

6. World Machinery Company and Subsidiaries consolidated Statements of Changes in Shareholders' Equity for the fiscal years ended December 27, 1997, January 2, 1999, and January 1, 2000.

7. World Machinery Company and Subsidiaries notes to consolidated financial statements.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 21, 2001

GENERAL BEARING CORPORATION
---------------------------
(Registrant)


     /s/ David L. Gussack
----------------------------------
David L. Gussack
President


     /s/ Barry A. Morris
----------------------------------
Barry A. Morris
Chief Financial Officer