Form 10-Q
period 2001-06-30
GENERAL BEARING CORP
filed 2001-08-20
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

            |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

At August 8, 2001, the Registrant had issued 7,088,950 shares of common stock, $.01 par value per share, and had outstanding 4,128,650 shares.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
PART I

      Item 1. Financial Statements ...................................    2 - 10

      Item 2. Management's Discussion and Analysis of Results
              of Operations and Financial Condition ..................   11 - 14

PART II

      Item 1. Legal Proceedings ......................................        15

      Item 6. Exhibits and Reports on Form 8-K .......................        15

Signature ............................................................        16

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                               June 30,       Dec. 30,
                                                                 2001           2000
                                                               --------       --------
                                                              (Unaudited)
                          ASSETS
Current:
   Cash and cash equivalents                                   $    827       $    497
   Accounts receivable - net of allowance for doubtful
     accounts of $908 and $988                                    7,616          6,478
   Inventories                                                   24,867         29,560
   Prepaid expenses and other current assets                      1,807          1,568
   Advances to affiliates                                           827            230
   Deferred tax assets                                              481            445
                                                               --------       --------

       Total current assets                                      36,425         38,778

Fixed assets, net of accumulated depreciation                     8,691          8,643
Investment in and advances to joint ventures
   and affiliates                                                 8,794          7,475
Other assets                                                        296            368
                                                               --------       --------

Total Assets                                                   $ 54,206       $ 55,264
                                                               ========       ========

           LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
   Note payable - banks                                             286            339
   Accounts payable:
     Trade                                                        3,350          4,642
     Affiliates                                                     925            746
   Accrued expenses and other current liabilities                 3,743          4,623
   Current maturities of long-term debt                             189            182
                                                               --------       --------

       Total current liabilities                                  8,493         10,532
                                                               --------       --------

Long-term liabilities, less current maturities:
     Bank                                                        14,766         14,753
     Other                                                          567            663
     Affiliate                                                    1,059          1,038
   Other long-term liabilities - affiliate                          581             --
                                                               --------       --------

       Total long-term liabilities                               16,973         16,454
                                                               --------       --------

Deferred taxes                                                      275            275

Minority interests                                                3,644          3,218

Commitments and contingencies

Stockholders' equity:
   Preferred stock par value $.01 per share - shares
     authorized 1,000,000 none issued and outstanding                --             --
   Common stock par value $.01 per share - shares
     authorized 19,000,000, issued 7,088,950 and
     7,072,950 shares                                                71             71
   Additional paid-in capital                                    40,094         39,904
   Accumulated other comprehensive income                          (569)           (10)
   Treasury stock at cost, 2,960,300 and 2,960,300 shares           (51)           (51)
   Deficit                                                      (14,724)       (15,219)
                                                               --------       --------

       Total stockholders' equity                                24,821         24,785
                                                               --------       --------

Total liabilities and stockholder's equity                     $ 54,206       $ 55,264
                                                               ========       ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (Unaudited)

                                                    Twenty-six weeks ended              Thirteen weeks ended
                                                  ---------------------------       -----------------------------
                                                   June 30,         July 1,          June 30,            July 1,
                                                     2001            2000              2001               2000
                                                  ----------      -----------       -----------       -----------
                                                                    Restated                            Restated
Sales                                             $   28,502      $    34,794       $    14,937       $    16,344

Cost of sales                                         19,052           22,580            10,046            10,573
                                                  ----------      -----------       -----------       -----------

Gross profit                                           9,450           12,214             4,891             5,771

Selling, general and administrative expenses           6,978            8,080             3,433             4,126
                                                  ----------      -----------       -----------       -----------

Operating income                                       2,472            4,134             1,458             1,645

Other expense, net                                     1,318              615             1,349               382
                                                  ----------      -----------       -----------       -----------

Income before income taxes                             1,154            3,519               109             1,263

Income taxes                                             233            1,450              (132)              654
                                                  ----------      -----------       -----------       -----------

Income before minority interests                         921            2,069               241               609

Minority interests                                       426             (365)              270              (256)
                                                  ----------      -----------       -----------       -----------

Net income / (loss)                               $      495      $     2,434       $       (29)      $       865
                                                  ==========      ===========       ===========       ===========

Net income / (loss) per common share:

     Basic                                        $     0.12      $      0.59       $     (0.01)      $      0.21
                                                  ----------      -----------       -----------       -----------

     Diluted                                      $     0.12      $      0.59       $     (0.01)      $      0.21
                                                  ----------      -----------       -----------       -----------
Weighted average number of common shares:

     Basic                                         4,121,529        4,106,481         4,128,650         4,113,759
                                                  ----------      -----------       -----------       -----------

     Diluted                                       4,121,735        4,106,481         4,128,650         4,113,759
                                                  ----------      -----------       -----------       -----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                           Twenty-six weeks ended    Thirteen weeks ended
                                           ----------------------    --------------------
                                            June 30,     July 1,     June 30,     July 1,
                                              2001        2000         2001        2000
                                            --------     -------     --------     -------
Net income                                   $ 495       $ 2,434       $ (29)      $865
Foreign currency translation adjustment          0            (3)          0          0
Derivative fair market value adjustment        (56)            0         127          0
                                             -----       -------       -----       ----
Comprehensive income                         $ 439       $ 2,431       $  98       $865
                                             -----       -------       -----       ----

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                 Twenty-six weeks ended
                                                               ---------------------------
                                                               June 30, 2001  July 1, 2000
                                                               -------------  ------------
                                                                                Restated
Cash flows from operating activities:
      Net income                                                   $   495       $ 2,434
   Adjustments to reconcile net income to cash provided
      by operating activities:
         Minority interests                                            426          (365)
         Depreciation and amortization                                 380           383
         Deferred income taxes                                         (36)          393
         Equity in income of joint ventures and affiliates             (27)         (288)
         Other non-cash items charged to income                        100            43
         Loss on sales of fixed assets                                  88            --
   Changes in:
         Accounts receivable                                        (1,138)       (2,418)
         Inventories                                                 4,694        (2,442)
         Prepaid expenses and other assets                             (79)          581
         Due to (from) affiliates                                       95            57
         Accounts payable and accrued expenses                      (2,732)        2,650
                                                                   -------       -------

            Net cash provided by operating activities                2,266         1,028
                                                                   -------       -------

Cash flows from investing activities:
   Investment in affiliate                                              --          (100)
   Advances to affiliates, net                                      (1,326)       (2,707)
   Fixed asset purchases                                              (527)         (258)
   Net proceeds from sale of fixed assets                               46            --
                                                                   -------       -------

            Net cash used in investing activities:                  (1,807)       (3,065)
                                                                   -------       -------

Cash flows from financing activities:
   Cash dividend                                                        --          (500)
   Purchase of treasury stock                                           --           (51)
   (Decrease) / increase in note payable - banks                       (53)          473
   Net proceeds from equipment financing                                --           950
   Repayment of long-term debt                                         (89)         (565)
   Net proceeds from (repayment of) revolving credit facility           13          (374)
                                                                   -------       -------

            Net cash used in financing activities                     (129)          (67)
                                                                   -------       -------

Net increase in cash and cash equivalents                              330         2,104
Cash and cash equivalents, beginning of period                         497         3,576
                                                                   -------       -------
Cash and cash equivalents, end of period                           $   827       $ 1,472
                                                                   =======       =======
Cash paid during the period for:
   Interest                                                        $   389       $   759
                                                                   =======       =======
   Income taxes                                                    $   306       $ 1,141
                                                                   =======       =======

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of                The accompanying unaudited condensed consolidated
      Presentation            financial statements have been prepared in
                              accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation
                              S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.
                              Operating results for the twenty-six weeks ended
                              June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual
                              Report on Form 10-K for the year ended December
                              30, 2000.

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

3.    Inventories             Inventories consist of the following: (In
                              Thousands)

                                                                    June 30, 2001      Dec. 30, 2000
                              ----------------------------------------------------------------------
                              Finished Goods                              $ 6,666            $ 8,260
                              Bearing raw materials, purchased
                              parts and work in process                    13,201             15,736
                              Machines and machine tools                    3,374              2,936
                              Machine service parts and
                              accessories                                   1,626              2,628
                              ----------------------------------------------------------------------
                                                                          $24,867            $29,560
                              ======================================================================

4.    Earnings per            Basic earnings per share includes no dilution and
      Share                   is computed by dividing net income by the weighted
                              average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                                                                         Twenty-six Weeks Ended
                                                                    --------------------------------
                                                                    June 30, 2001       July 1, 2000
                              ----------------------------------------------------------------------
                              Diluted earnings per share
                              computation:
                              Basic weighted average common
                              shares outstanding                        4,121,529          4,106,481
                              Incremental shares from assumed
                              exercise of dilutive options                    206                 --
                              ----------------------------------------------------------------------
                                                                        4,121,735          4,106,481
                              ----------------------------------------------------------------------

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                          Thirteen Weeks Ended
                                                                    --------------------------------
                                                                    June 30, 2001      Dec. 30, 2000
                              ----------------------------------------------------------------------
                              Diluted earnings per share
                              computation:
                              Basic weighted average common
                              shares outstanding                        4,128,650          4,113,759
                              Incremental shares from assumed
                              exercise of dilutive options                     --                 --
                              ----------------------------------------------------------------------
                                                                        4,128,650          4,113,759
                              ----------------------------------------------------------------------

                              For the twenty-six weeks ended June 30, 2001 and July 1, 2000, 332,800 and 342,800 options and warrants outstanding, respectively, were anti-dilutive. For the thirteen weeks ended June 30, 2001 and July 1, 2000, 427,800 and 342,800 options and warrants outstanding, respectively, were anti-dilutive.

5.    Derivative              On December 30, 2000, the Company adopted
      Financial               Statement of Financial Accounting Standards No.
      Instruments             133 ("SFAS 133") "Accounting for Derivative
                              Instruments and Hedging Activities", as amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value. The impact of adopting
                              SFAS 133 on the Company's Statement of Operations and Balance Sheet was not material.

                              In addition, to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total long-term debt that is subject to variable interest rates. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. Expenses recognized in earnings during the period relating to the interest rate swap totaled $70,000 for the twenty-six weeks ended June 30, 2001 and are included in the Statement of Operations in Other expenses, net. Any values reported in Comprehensive Income will be reclassified to earnings over the term of the agreement, through 2007.

6.    Litigation              Except as explained in Part II of this report,
                              there has been no material change in litigation since the events reported in the Company's 10-K for the fiscal year ended December 30, 2000.

7.    Segment                 Statement of Financial Accounting Standards No.
      Information             131 ("SFAS 131"), Disclosures about Segments of an
                              Enterprise and Related Information replaces the "industry segment" approach with the "management" approach. The management approach

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

                              The Company operates in three segments: the OEM Division, which supplies bearings and bearing components to Original Equipment Manufacturers
                              (OEMs), the Distribution Division, which serves bearing distributors that supply the maintenance and repair aftermarket and small OEM's, and the Machine Tools Division, which manufactures and sells machine tools.

                              The accounting policies of the segments are the same as those described in the summary of significant accounting policies outlined in the Company's 10-K for the fiscal year ended December 30, 2000. The Company evaluates segment performance based on operating income.

The table below presents information about the Company's business segments. (In Thousands)

                           Year to Date June 30, 2001

                                                              MACHINE
                                       OEM     DISTRIBUTOR     TOOLS        OTHER        TOTAL
                                     ==========================================================
Net sales to external customers      $17,530      $5,647      $ 5,325      $    --      $28,502
Gross Profit                           3,887       3,113        2,450           --        9,450
Operating income                       1,330         790          352           --        2,472
Depreciation / amortization              246          57           77           --          380
Capital expenditures                     195          --           21          311          527
Total Assets                         $23,780      $5,223      $13,314      $11,889      $54,206

                            Year to Date July 1, 2000

                                                              MACHINE
                                       OEM     DISTRIBUTOR     TOOLS        OTHER        TOTAL
                                     ==========================================================
Net sales to external customers      $21,571      $6,798      $ 6,425      $   --      $34,794
Gross Profit                           5,690       3,724        2,800          --       12,214
Operating income                       2,775       1,244          115          --        4,134
Depreciation / amortization              233          57           93          --          383
Capital expenditures                     163          --           50          45          258
Total Assets                         $25,169      $6,974      $16,405      $8,220      $56,768

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           Quarter Ended June 30, 2001

                                                              MACHINE
                                       OEM     DISTRIBUTOR     TOOLS        OTHER        TOTAL
                                     ==========================================================
Net sales to external customers      $ 9,239      $2,619      $ 3,079      $    --      $14,937
Gross Profit                           1,892       1,442        1,557           --        4,891
Operating income                         651         307          500           --        1,458
Depreciation / amortization              127          27           41           --          195
Capital expenditures                     169          --           21          236          426
Total Assets                         $23,780      $5,223      $13,314      $11,889      $54,206

                           Quarter Ended July 1, 2000

                                                              MACHINE
                                       OEM     DISTRIBUTOR     TOOLS        OTHER        TOTAL
                                     ==========================================================
Net sales to external customers      $10,560      $3,198      $  2,586     $    --      $16,344
Gross Profit                           2,778       1,792         1,201          --        5,771
Operating income / (loss)              1,245         580          (180)         --        1,645
Depreciation / amortization              121          27            54          --          202
Capital expenditures                     112          --            16          35          163
Total Assets                         $25,169      $6,974      $ 16,405     $ 8,220      $56,768

   Depreciation expense was allocated based on material, labor, and overhead.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales for the second fiscal quarter ended June 30, 2001 ("Q-2 2001") of $14,937,000 represents an 8.6% decrease compared to the second fiscal quarter ended July 1, 2000 ("Q-2 2000"). Sales in the OEM Division decreased 12.5% from Q-2 2000 to $9,239,000 primarily due to the economic slowdown that began during the second half of 2000. The decrease was mainly due to lower sales volume of tapered roller bearings for heavy duty truck trailers. Distribution Division sales decreased 18.1% from Q-2 2000 to $2,619,000 also due primarily to the economic slowdown. Machine tool sales of $3,079,000 were 19.1% higher than Q-2 2000 due primarily to the shipment of orders delayed from prior periods, partially offset by economic conditions in the United States.

      Sales for the twenty-six weeks ended June 30, 2001 ("2001") of $28,502,000 represents an 18.1% decrease compared to the twenty-six weeks ended July 1, 2000 ("2000"). Sales in the OEM Division decreased 18.7% from 2000 to $17,530,000 primarily due to the economic slowdown that began during the second half of 2000. The largest decrease was due to lower sales volume of tapered roller bearings for heavy duty truck trailers, however, the OEM Division's other product lines were also negatively affected. Distribution Division sales decreased 16.9% from 2000 to $5,647,000 also due primarily to the economic slowdown. Machine tool sales of $5,325,000 were 17.1% lower than 2000 due primarily to slower economic conditions in the United States, partially offset by the continued development of markets for the Company's plant in Romania.

      Gross Profit. Gross profit for Q-2 2001 of $4,891,000 represents a 15.2% decrease compared to Q-2 2000. As a percentage of sales, gross profit (GP%) was 32.7% for Q-2 2001 compared to 35.3% for Q-2 2000. GP% for the OEM Division was 20.5% in Q-2 2001 compared to 26.3% in Q-2 2000. This decrease was mainly due to the lower volume and introductory pricing necessary to increase market share. GP% for the Distribution Division was 55.1% in Q-2 2001 compared to 56.0% in Q-2 2000. This decrease was primarily due to the lower volume, partially offset by higher selling prices. GP% for machine tools was 50.6% in Q-2 2001 compared to 46.4% in Q-2 2000. This increase is mainly due to the higher sales volume and product mix.

      Gross profit for 2001 of $9,450,000 represents a 22.6% decrease compared to 2000. As a percentage of sales, gross profit (GP%) was 33.2% for 2001 compared to 35.1% for 2000. GP% for the OEM Division was 22.2% in 2001 compared to 26.4% in 2000. This decrease was mainly due to the lower volume and introductory pricing necessary to increase market share. GP% for the Distribution Division was 55.1% in 2001 compared to 54.8% in 2000. This increase was primarily due to higher selling prices, partially offset by the lower volume. GP% for machine tools was 46.0% in 2001 compared to 43.6% in 2000. This increase is mainly due to higher international sales volume, partially offset by lower domestic sales volume.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 23.0% in Q-2 2001 compared to 25.2% in Q-2 2000. S,G&A decreased by $693,000, primarily due to cost reductions made in response to the lower sales. S,G&A decreased in the OEM Division and the Distribution Division by $273,000 and $96,000, respectively, due mainly to lower sales related variable costs, promotion expense and legal expense. S,G&A for machine tools decreased by $324,000 mainly due to reduced bad debt expense and lower costs for trade conventions.

      S,G&A as a percentage of sales were 24.5% in 2001 compared to 23.2% in 2000. This increase is primarily due to the decreased sales volume, partially offset by reduced expenses. S,G&A decreased by $1,102,000. S,G&A decreased in the OEM Division by $339,000 and in the Distribution Division by $175,000 due to the same factors affecting the second quarter. S,G&A for machine tools decreased by $588,000 mainly due to reduced bad debt expense and lower costs for trade conventions.

      Operating Income. Operating income for Q-2 2001 of $1,458,000 represents an 11.4% decrease compared to Q-2 2000. Operating income for the OEM Division decreased 47.7% compared to Q-2 2000 to $651,000 primarily due to lower sales volume and lower GP%, partially offset by lower S,G&A. Operating income in the Distribution Division decreased 47.1% compared to Q-2 2000 to $307,000 due mainly to lower sales volume. Operating income for Machine Tools was $500,000 in Q-2 2001 compared to a loss of $180,000 in Q-2 2000 primarily due to higher sales volume and lower S,G&A.

      Operating income for 2001 of $2,472,000 represents a 40.2% decrease compared to 2000. Operating income for the OEM Division decreased 52.1% compared to 2000 to $1,330,000 primarily due to the same factors affecting the second quarter. Operating income in the Distribution Division decreased 36.5% compared to 2000 to $790,000 due mainly to lower sales volume. Operating income for Machine Tools increased 206.1% compared to 2000 to $352,000 primarily due to reduced S,G&A and higher gross margin, partially offset by lower sales volume.

      Other Expense, net. Other expense, net was $1,349,000 in Q-2 2001 compared to $382,000 in Q-2 2000 and is comprised of miscellaneous non-operating income and expenses, interest expense and equity in income of affiliates ("equity income"). Other non-operating expenses were $1,067,000 in Q-2 2001 compared to $227,000 in Q-2 2000. Included in Q-2 2001 other non-operating expenses is a one-time charge of $763,000 for an agreement reached between the Company and Gussack Realty Company ("GRC"), allocating the proceeds and litigation costs from the previously reported litigation with Xerox. The reimbursement will be paid to GRC in the form of additional rent payments by the Company of $18,780.17 per month for 48 months beginning in June 2001. Also included in these expenses are losses on net monetary positions of $235,000 and $161,000 for Q-2 2001 and Q-2 2000, respectively, reflecting the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies (Romania). Net interest expense was $264,000 in Q-2 2001 compared to $240,000 in Q-2 2000 mainly due to higher debt, partially offset by lower interest rates. Equity income was a loss of $18,000 in Q-2 2001 compared to income of $85,000 in Q-2 2000.

      Other expense, net was $1,318,000 in 2001 compared to $615,000 in 2000. Other non-operating expenses were $786,000 in 2001 compared to $353,000 in 2000. The 2001 expense is comprised mainly of the settlement with GRC. The 2000 expense is comprised mainly of a $242,000 loss on net monetary position reflecting the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies. Net interest expense was $558,000 in 2001 compared to $550,000 in 2000 mainly due to higher debt, partially offset by lower interest rates. Equity income was $27,000 in 2001 compared to $288,000 in 2000. The 2000 equity income includes the Company's share of net earnings from a joint venture prior to the inclusion of an additional partner.

      Income Tax. The Company's effective income tax rate was (121.1%) in Q-2 2001 compared to 51.8% in Q-2 2000. The benefit in Q-2 2001 is mainly due to certain foreign income that is not taxable while the Q-2 2000 effective rate reflects certain foreign losses for which there is no benefit. The Company's effective income tax rate was 20.2% in 2001 compared to 41.2% in 2000 mainly due to the factors affecting the quarterly effective rates.

      Net Income / (Loss). Net income for Q-2 2001 decreased 103.4% from Q-2 2000 to a net loss of $29,000 or ($.01) per basic and diluted share, from $865,000 or $.21 per basic and diluted share in Q-2 2000. The decrease is primarily due to the lower sales volume, partially offset by reduced S,G&A. Net income for 2001 decreased 79.7% from 2000 to $495,000 or $.12 per basic and diluted share, from $2,434,000 or $.59 per basic and diluted share in 2000, also primarily due to the lower sales volume, partially offset by reduced S,G&A.

Financial Condition, Liquidity and Capital Resources

      During the periods presented, the Company's primary sources of capital have been net cash provided by operating activities and lease financing. Working capital requirements also have been financed by short term loans and a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business cycles and expansion. At June 30, 2001 and December 30, 2000, the Company had working capital of $27,932,000 and $28,246,000, respectively.

      Cash provided by operating activities in 2001 was $2,266,000. Cash used by increased accounts receivable and reduced accounts payable and accrued expenses was partially offset by cash provided by net income and reduced inventory. The accounts receivable increase is directly related to higher periodic sales volume as days sales outstanding are comparable with historic results. The decrease in accounts payable and accrued expenses is primarily due to a reduction in inventory in-transit. The decrease in inventory is also the result of reduced purchases in line with the lower sales.

      Cash used in investing activities in 2001 was $1,807,000. The Company loaned $1,035,000 to Ningbo General Bearing Company, Ltd., one of it's existing joint ventures in China. In the third quarter of 2001, this loan was converted to an investment as part of the $1,200,000 required to increase the Company's ownership from 42% to 50%. The Company also loaned $300,000 to another existing joint venture, Shanghai General Bearing Company, Ltd., which is also expected to be converted to an investment for increased ownership. Cash used in investing activities also includes $527,000 for capital expenditures.

      Cash used in financing activities in 2001 was $129,000. During 2001, the Company had a net increase in debt under its revolving credit facility of $13,000. It had a net decrease of $53,000 in Notes Payable - Banks and repaid $89,000 of other long-term debt.

      At June 30, 2001, the Company had outstanding debt of $14,766,000 under its Revolving Credit Facility and had further availability of approximately $4.6 million. The Company was in violation of certain of its financial covenants for the period ending June 30, 2001. The bank waived these covenants.

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

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt. As of June 30, 2001, the Company had $8,550,000 outstanding in an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The principal amount of the swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the twenty-six weeks ended June 30, 2001, the Company's interest rate swap agreement resulted in additional expense of approximately $70,000.

      The Company's management believes that fluctuations in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

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

                                       PART II

Item 1. Legal Proceedings

General Bearing Corporation and Gussack Realty Company vs. Xerox

      In the previously reported litigation with Xerox, the trial court entered judgment on its remand decision on April 27, 2001, in the amount of $1,111,482 plus prejudgment interest of $872,627 to April 16th, 2001, with additional per diem interest running from April 16th forward. The judgment was paid in full to Gussack Realty Company by Xerox on May 23rd, 2001.

      For further details see the Company's reports on Form 10-K for the year ended December 30, 2000 and Form 8-K dated May 29, 2001.

Item 6. Exhibits and Reports on Form 8-K

      (a) On April 20, 2001, the Company filed a report on Form 8-K dated April 16, 2001, reporting that the merger agreement had been terminated.

      (b) On July 23, 2001, the Company filed a report on Form 8-K dated May 29, 2001, reporting an agreement reached between the Company and Gussack Realty Company, allocating the proceeds and litigation costs from the previously reported litigation with Xerox.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2001.

GENERAL BEARING CORPORATION
-------------------------------------
(Registrant)


  /s/ David L. Gussack
-------------------------------------
David L. Gussack
President


  /s/ Barry A. Morris
-------------------------------------
Barry A. Morris
Chief Financial Officer