Form 10-Q
period 2001-09-29
GENERAL BEARING CORP
filed 2001-11-19
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
(Mark One)

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the quarter ended September 29, 2001
                                       OR
           |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

At November 15, 2001, the Registrant had issued 7,088,950 shares of common stock, $.01 par value per share, and had outstanding 4,057,680 shares.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 29, 2001

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

PART I

      Item 1. Financial Statements ...................................    2 - 10

      Item 2. Management's Discussion and Analysis of Results
              of Operations and Financial Condition ..................   11 - 15

PART II

      Item 1. Legal Proceedings ......................................        15

      Item 4. Submission of Matters to a Vote of Security Holders ....        15

      Item 6. Exhibits and Reports on Form 8-K .......................        15

Signature ............................................................        16

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                               Sept. 29,     Dec. 30,
                              ASSETS                              2001          2000
                                                              -----------    --------
                                                              (Unaudited)
Current:
    Cash and cash equivalents                                  $  2,308      $    497
    Accounts receivable - net of allowance for doubtful
       accounts of $897 and $988                                  7,173         6,478
    Inventories                                                  26,467        29,560
    Prepaid expenses and other current assets                     2,569         1,568
    Advances to affiliates                                          380           230
    Deferred taxes                                                  496           445
                                                               --------      --------
          Total current assets                                   39,393        38,778

Fixed assets, net of accumulated depreciation                    13,742         8,643
Investment in and advances to joint ventures
    and affiliates                                                5,833         7,475
Other assets                                                        282           368
                                                               --------      --------
Total Assets                                                   $ 59,250      $ 55,264
                                                               ========      ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Note payable - banks                                            606           339
    Accounts payable:
       Trade                                                      5,327         4,642
       Affiliates                                                   910           746
    Accrued expenses and other current liabilities                4,318         4,623
    Current maturities of long-term debt                            189           182
                                                               --------      --------
          Total current liabilities                              11,350        10,532
                                                               --------      --------

Long-term liabilities, less current maturities:
       Bank                                                      13,739        14,753
       Other                                                        521           663
       Affiliate                                                  1,070         1,038
    Other long-term liabilities - affiliate                         581            --
                                                               --------      --------
          Total long-term liabilities                            15,911        16,454
                                                               --------      --------

Deferred taxes                                                      275           275

Minority interests                                                7,000         3,218

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000 none issued and outstanding              --            --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, issued 7,088,950 and
       7,072,950 shares                                              71            71
    Additional paid-in capital                                   40,094        39,994
    Accumulated other comprehensive income                         (936)          (10)
    Treasury stock at cost, 2,966,850 and 2,960,300 shares          (70)          (51)
    Deficit                                                     (14,445)      (15,219)
                                                               --------      --------
          Total stockholders' equity                             24,714        24,785
                                                               --------      --------

Total liabilities and stockholder's equity                     $ 59,250      $ 55,264
                                                               ========      ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (Unaudited)

                                                Thirty nine weeks ended          Thirteen weeks ended
                                              --------------------------      --------------------------
                                               Sept. 29,      Sept. 30,        Sept. 29,      Sept. 30,
                                                 2001           2000             2001           2000
                                              ----------     -----------      ----------     -----------
Sales                                         $   41,742     $    49,395      $   13,240     $    14,601

Cost of sales                                     28,221          31,853           9,169           9,273
                                              ----------     -----------      ----------     -----------

Gross profit                                      13,521          17,542           4,071           5,328

Selling, general and administrative
expenses                                          10,461          11,841           3,483           3,761
                                              ----------     -----------      ----------     -----------

Operating income                                   3,060           5,701             588           1,567

Other expense, net                                 1,515           1,101             197             486
                                              ----------     -----------      ----------     -----------

Income before income taxes                         1,545           4,600             391           1,081

Income taxes                                         324           1,963              90             514
                                              ----------     -----------      ----------     -----------

Income before minority interests                   1,221           2,637             301             567

Minority interests                                   447            (392)             21             (27)
                                              ----------     -----------      ----------     -----------

Net income/(loss)                             $      774     $     3,029      $      280     $       594
                                              ==========     ===========      ==========     ===========

Net income/(loss) per common share:

     Basic                                    $     0.19     $      0.74      $     0.07     $      0.14
                                              ----------     -----------      ----------     -----------

     Diluted                                  $     0.19     $      0.74      $     0.07     $      0.14
                                              ----------     -----------      ----------     -----------
Weighted average number of common shares:

     Basic                                     4,123,792       4,112,750       4,128,316       4,112,650
                                              ----------     -----------      ----------     -----------

     Diluted                                   4,123,792       4,112,750       4,128,316       4,112,650
                                              ----------     -----------      ----------     -----------

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                         Thirty nine weeks ended  Thirteen weeks ended
                                         -----------------------  --------------------
                                          Sept. 29,   Sept. 30,   Sept. 29,  Sept. 30,
                                             2001        2000        2001      2000
                                         ----------   ----------  ---------  ---------
Net income                                  $ 774      $ 3,029      $ 280      $594
Foreign currency translation adjustment         0           (3)         0         0
Derivative fair market value adjustment      (432)           0       (376)        0
                                            -----      -------      -----      ----
Comprehensive income                        $ 342      $ 3,026      $ (96)     $594
                                            =====      =======      =====      ====

      See accompanying notes to condensed consolidated financial statements

                            FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                       Thirty-nine weeks ended
                                                                   ------------------------------
                                                                   Sept. 29, 2001  Sept. 30, 2000
                                                                   --------------  --------------
Cash flows from operating activities:
        Net income                                                    $   774         $ 3,029
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Minority interests                                                447            (392)
        Depreciation and amortization                                     794             579
        Deferred income taxes                                             (51)            417
        Equity in income of joint ventures and affiliates                (113)           (386)
        Other non-cash items charged to income                            100             120
    Add (deduct) changes in operating assets and liabilities:
        Accounts receivable                                              (695)           (768)
        Inventories                                                     4,069          (3,854)
        Prepaid expenses and other assets                                 578             364
        Due to (from) affiliates                                          502              24
        Accounts payable and accrued expenses                          (2,504)          2,239
                                                                      -------         -------
           Net cash provided by operating activities                    3,901           1,372
                                                                      -------         -------

Cash flows from investing activities:
    Investment in affiliate                                                --            (750)
    Advances to affiliates, net                                          (600)         (1,980)
    Fixed asset purchases                                              (1,086)           (335)
    Acquisition of businesses, net of cash acquired                       474
    Net proceeds from sale of fixed assets                                 24              --
                                                                      -------         -------
           Net cash used in investing activities:                      (1,188)         (3,065)
                                                                      -------         -------

Cash flows from financing activities:
    Cash dividend                                                          --            (500)
    Purchase of treasury stock                                            (20)            (51)
    (Decrease)/increase in note payable - banks                           267              --
    Net proceeds from equipment financing                                  --             950
    Repayment of current maturity - bank                                   --          (3,250)
    Repayment of long-term debt                                          (135)           (607)
    Proceeds from bank loan                                                --             320
    Change in due to (from) affiliate                                      --             500
    Net proceeds from (repayment of) revolving credit facility         (1,014)          2,768
                                                                      -------         -------
        Net cash provided by/(used in) financing activities              (902)            130
                                                                      -------         -------

Net increase/(decrease) in cash and cash equivalents                    1,811          (1,563)
Cash and cash equivalents, beginning of period                            497           3,576
                                                                      -------         -------
Cash and cash equivalents, end of period                              $ 2,308         $ 2,013
                                                                      =======         =======
Cash paid during the period for:
    Interest                                                          $   899         $ 1,062
                                                                      =======         =======
    Income taxes                                                      $   317         $ 1,376
                                                                      =======         =======

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of       The accompanying unaudited condensed consolidated financial
   Presentation   statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirty nine weeks ended September 29, 2001 are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000.

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

                  In July 2001, General increased its ownership in Ningbo General Bearing Company, Ltd. ("NGBC") from 42% to 50%. NGBC is a partnership between General of New York and China Ningbo Genda Group Company, Ltd., of Ningbo, China. The July - September 2001 results of NGBC have been fully consolidated in the third quarter 2001.

3. Inventories    Inventories consist of the following: (In Thousands)

                                                     Sept. 29, 2001  Dec. 30, 2000
                  ----------------------------------------------------------------
                  Finished Goods                         $ 8,471        $ 8,260

                  Bearing raw materials, purchased
                  parts and work in process               13,011         15,736

                  Machines and machine tools               2,781          2,936

                  Machine service parts and
                  accessories                              2,204          2,628
                  ----------------------------------------------------------------
                                                         $26,467        $29,560
                  ================================================================

4. Earnings per   Basic earnings per share includes no dilution and is computed
   Share          by dividing net income by the weighted average number of
                  common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. There was no dilution for the periods presented. Basic and diluted weighted average common shares outstanding for the thirty nine weeks ended September 29, 2001 and September 30, 2000 were 4,123,792 and 4,112,750, respectively. Basic and diluted weighted average common shares outstanding for the thirteen weeks ended September 29, 2001 and September 30, 2000 were 4,128,316 and 4,112,650, respectively.

                  For the thirty nine weeks ended September 29, 2001 and September 30, 2000, 427,800 and 340,300 options and warrants outstanding, respectively, were anti- dilutive. For the thirteen weeks ended September 29, 2001 and September 30, 2000, 427,800 and 340,300 options and warrants outstanding, respectively, were anti-dilutive.

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

                  In addition, to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total long-term debt that is subject to variable interest rates. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. Expenses recognized in earnings during the period relating to the interest rate swap totaled $170,000 for the thirty nine weeks ended September 29, 2001 and are included in the Statement of Operations in Other expenses, net. Any values reported in Comprehensive Income will be reclassified to earnings over the term of the agreement, through 2007.

6. Litigation     Except as explained in Part II of this report, there has been no material change in litigation since the events reported in the Company's 10-Q for the fiscal quarter ended June 30, 2001.

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

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about the Company's business segments. (In Thousands)

                                     Year to Date September 29, 2001

                                                              MACHINE
                                       OEM     DISTRIBUTOR     TOOLS       OTHER        TOTAL
                                     =========================================================
Net sales to external customers      $25,849      $8,076      $ 7,817      $   --      $41,742

Gross Profit                           5,707       4,537        3,277          --       13,521

Operating income                       1,742       1,047          271          --        3,060

Depreciation / amortization              504         104          186          --          794

Capital expenditures                     551          --           29         506        1,086

Total Assets                         $30,711      $5,377      $13,551      $9,611      $59,250
                                     Year to Date September 30, 2000

                                                              MACHINE
                                       OEM     DISTRIBUTOR     TOOLS       OTHER        TOTAL
                                     =========================================================
Net sales to external customers      $30,316      $9,805      $ 9,274      $   --      $49,395

Gross Profit                           8,121       5,301        4,120          --       17,542

Operating income                       3,902       1,634          165          --        5,701

Depreciation / amortization              354          88          137          --          579

Capital expenditures                     190          --           64          81          335

Total Assets                         $25,473      $6,372      $16,557      $8,693      $57,095

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                     Quarter Ended September 29, 2001

                                                              MACHINE
                                       OEM     DISTRIBUTOR     TOOLS         OTHER        TOTAL
                                     ===========================================================
Net sales to external customers      $ 8,319      $2,429      $  2,492       $   --      $13,240
Gross Profit                           1,820       1,424           827           --        4,071
Operating income                         412         257           (81)          --          588
Depreciation / amortization              259          47           109           --          415
Capital expenditures                     356          --             8          195          559
Total Assets                         $30,711      $5,377      $ 13,551       $9,611      $59,250
                                     Quarter Ended September 30, 2000

                                                              MACHINE
                                       OEM     DISTRIBUTOR     TOOLS         OTHER        TOTAL
                                     ===========================================================
Net sales to external customers      $ 8,745      $3,007      $  2,849       $   --      $14,601
Gross Profit                           2,431       1,577         1,320           --        5,328
Operating income / (loss)              1,127         390            50           --        1,567
Depreciation / amortization              121          31            44           --          196
Capital expenditures                      27          --            14           36           77
Total Assets                         $25,473      $6,372      $ 16,557       $8,693      $57,095

Depreciation expense on unallocated capital expenditures was allocated based on material, labor, and overhead.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

      Sales. Sales for the third fiscal quarter ended September 29, 2001 ("Q-3 2001") of $13,240,000 represents a 9.3% decrease compared to the third fiscal quarter ended September 30, 2000 ("Q-3 2000"). Sales in the OEM Division decreased 4.9% from Q-3 2000 to $8,319,000 primarily due to the economic slowdown that began during the second half of 2000. The decrease was mainly due to lower sales volume of tapered roller bearings for heavy duty truck trailers. Distribution Division sales decreased 19.2% from Q-3 2000 to $2,429,000 also due primarily to the economic slowdown. Machine tool sales of $2,492,000 were 12.5% lower than Q-3 2000 due primarily to economic conditions in the United States and production delays in Romania.

      Sales for the thirty-nine weeks ended September 29, 2001 ("2001") of $41,742,000 represents a 15.5% decrease compared to the thirty-nine weeks ended September 30, 2000 ("2000"). Sales in the OEM Division decreased 14.7% from 2000 to $25,849,000 primarily due to the economic slowdown that began during the second half of 2000. The largest decrease was due to lower sales volume of tapered roller bearings for heavy duty truck trailers, however, the OEM Division's other product lines were also negatively affected. Distribution Division sales decreased 17.6% from 2000 to $8,076,000 also due primarily to the economic slowdown. Machine tool sales of $7,817,000 were 15.7% lower than 2000 due primarily to slower economic conditions in the United States, partially offset by the continued development of markets for the Company's plant in Romania.

      In July 2001, General Bearing Corporation ("General") increased its ownership in Ningbo General Bearing Company, Ltd. ("NGBC"), one of its joint ventures in China, from 42% to 50%. Due to this increased ownership, the financial statements of NGBC have been fully consolidated for the first time. The effect on sales was immaterial as NGBC sells the majority of its production to General for sale in the US.

      Gross Profit. Gross profit for Q-3 2001 of $4,071,000 represents a 23.6% decrease compared to Q-3 2000. As a percentage of sales, gross profit (GP%) was 30.7% for Q-3 2001 compared to 36.5% for Q-3 2000. GP% for the OEM Division was 21.9% in Q-3 2001 compared to 27.8% in Q-3 2000. This decrease was mainly due to lower sales volume and introductory pricing necessary to increase market share. GP% for the Distribution Division was 58.6% in Q-3 2001 compared to 52.4% in Q-3 2000. This increase was primarily due to higher selling prices and product mix, partially offset by lower sales volume. GP% for machine tools was 33.2% in Q-3 2001 compared to 46.3% in Q-3 2000. This decrease is mainly due to lower sales volume and product mix.

      Gross profit for 2001 of $13,521,000 represents a 22.9% decrease compared to 2000. As a percentage of sales, GP% was 32.4% for 2001 compared to 35.5% for 2000. GP% for the OEM Division was 22.1% in 2001 compared to 26.8% in 2000. This decrease was mainly due to lower sales volume and introductory pricing necessary to increase market share. GP% for the Distribution Division was 56.2% in 2001 compared to 54.1% in 2000. This increase was primarily due to higher selling prices, partially offset by lower sales volume. GP% for machine tools was 41.9% in 2001 compared to 44.4% in 2000. This decrease is mainly due to lower sales volume and product mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 26.3% in Q-3 2001 compared to 25.8% in Q-3 2000. S,G&A decreased by $278,000, primarily due to cost reductions made in response to the lower sales. S,G&A increased by $86,000 in the OEM Division mainly due to S,G&A incurred at NGBC. S,G&A decreased in the Distribution Division by $3,000. S,G&A for machine tools decreased by $361,000 mainly due to reduced bad debt expense and lower costs for trade conventions as well as the implementation of cost reduction programs to offset the economic conditions in the United States.

      S,G&A as a percentage of sales were 25.1% in 2001 compared to 24.0% in 2000. This increase is primarily due to the decreased sales volume, partially offset by reduced expenses. S,G&A decreased by $1,380,000. S,G&A decreased in the OEM Division by $253,000 and in the Distribution Division by $178,000 mainly due to lower sales related variable costs, promotion expense and legal expense. S,G&A for machine tools decreased by $949,000 mainly due to reduced bad debt expenses and lower costs for trade conventions as well as the implementation of cost reduction programs to offset the economic conditions in the United States.

      Operating Income. Operating income for Q-3 2001 of $588,000 represents a 62.5% decrease compared to Q-3 2000. Operating income for the OEM Division decreased 63.4% compared to Q-3 2000 to $412,000 primarily due to lower GP%. Operating income in the Distribution Division decreased 34.1% compared to Q-3 2000 to $257,000 due mainly to lower sales volume. Operating income for Machine Tools was a loss of $81,000 in Q-3 2001 compared to income of $50,000 in Q-3 2000 primarily due to lower sales volume and lower GP%, partially offset by lower S,G&A.

      Operating income for 2001 of $3,060,000 represents a 46.3% decrease compared to 2000. Operating income for the OEM Division decreased 55.4% compared to 2000 to $1,742,000 primarily due to lower sales volume and lower GP%. Operating income in the Distribution Division decreased 35.9% compared to 2000 to $1,047,000 due mainly to lower sales volume. Operating income for Machine Tools increased 64.2% compared to 2000 to $271,000 primarily due to reduced S,G&A, partially offset by lower sales volume.

      Other Expense, net. Other expense, net was $197,000 in Q-3 2001 compared to $486,000 in Q-3 2000 and is comprised of miscellaneous non-operating income and expenses, interest expense and equity in income of affiliates ("equity income"). Other non-operating income was $19,000 in Q-3 2001 compared to Other non-operating expenses of $275,000 in Q- 3 2000. Included in Other non-operating expenses are losses on net monetary positions of $124,000 and $300,000 for Q-3 2001 and Q-3 2000, respectively, reflecting the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies (Romania). Net interest expense was $303,000 in Q-3 2001 compared to $309,000 in Q-3 2000. Equity income was $87,000 in Q-3 2001 compared to $98,000 in Q-3 2000.

      Other expense, net was $1,515,000 in 2001 compared to $1,101,000 in 2000. Other non-operating expenses were $767,000 in 2001 compared to $628,000 in 2000. The 2001 expense is comprised mainly of a one-time charge of $763,000 for an agreement reached between the Company and Gussack Realty Company ("GRC"), allocating the proceeds and litigation costs from the previously reported litigation with Xerox (see the Company's report on Form 8-K dated May 29, 2001 as well as the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.) The reimbursement will be paid to GRC in the form of additional rent payments by the Company of $18,780.17 per month for 48 months beginning in June 2001. The 2000 expense is comprised mainly of a $542,000 loss on net monetary position reflecting the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies. Net interest expense was $861,000 in 2001 compared to $859,000 in 2000. Equity income was $113,000 in 2001 compared to $386,000 in 2000. The 2000 equity income includes the Company's share of net earnings from a joint venture prior to the inclusion of an additional partner.

      Income Tax. The Company's effective income tax rate was 23.0% in Q-3 2001 compared to 47.5% in Q-3 2000. The Q-3 2001 effective rate reflects certain foreign income that is not taxable while the Q-3 2000 effective rate reflects certain subsidiary losses for which the benefit was recorded in the fourth quarter of 2000. The Company's effective income tax rate was 21.0% in 2001 compared to 42.7% in 2000. The 2001 effective rate reflects certain foreign income that is not taxable. The 2000 effective rate reflects certain subsidiary losses for which the benefit was recorded in the fourth quarter of 2000 and certain foreign losses for which there is no benefit.

      Net Income / (Loss). Net income for Q-3 2001 decreased 52.9% from Q-3 2000 to $280,000 or $.07 per basic and diluted share, from $594,000 or $.14 per basic and diluted share in Q-3 2000. The decrease is primarily due to lower sales volume and lower GP%, partially offset by reduced S,G&A and Other expense, net. Net income for 2001 decreased 74.4% from 2000 to $774,000 or $.19 per basic and diluted share, from $3,029,000 or $.74 per basic and diluted share in 2000, primarily due to lower sales volume and lower GP%, partially offset by reduced S,G&A.

Financial Condition, Liquidity and Capital Resources

      During the periods presented, the Company's primary sources of capital have been net cash provided by operating activities and lease financing. Working capital requirements also have been financed by short term loans and a Revolving Credit Facility. The primary demands on the Company's capital resources have been the need to fund inventory and receivables growth created in normal business cycles and expansion. At September 29, 2001 and December 30, 2000, the Company had working capital of $28,043,000 and $28,246,000, respectively.

      Cash provided by operating activities in 2001 was $3,901,000. Cash provided by net income and reduced inventory was partially offset by cash used by increased accounts receivable and reduced accounts payable and accrued expenses. The accounts receivable increase is directly related to higher periodic sales volume as days sales outstanding are comparable with historic results. The decrease in accounts payable and accrued expenses is primarily due to a reduction in inventory in-transit. The decrease in inventory is also the result of reduced purchases in line with the lower sales.

      Cash used in investing activities in 2001 was $1,188,000. The Company invested cash of $1,035,000 in NGBC as part of the $1,200,000 required to increase the Company's ownership from 42% to 50%. The balance was paid in the form of reinvested dividends. As a result, $1,674,000 of cash was added to the Company's Consolidated Balance Sheet. The Company loaned a total of $600,000 to Shanghai General Bearing Company, Ltd., ("SGBC") another of its existing joint ventures in China. During the fourth quarter of 2001, the Company expects to convert these loans as part of the investment required for increased ownership of SGBC. Cash used in investing activities also includes $1,086,000 for capital expenditures.

      Cash used in financing activities in 2001 was $902,000. During 2001, the Company had a net decrease in debt under its revolving credit facility of $1,014,000. It had a net increase of $267,000 in Notes Payable - Banks and repaid $135,000 of other long-term debt.

      At September 29, 2001, the Company had outstanding debt of $13,739,000 under its Revolving Credit Facility and had further availability of approximately $4.7 million. The Company was in violation of certain of its financial covenants for the period ending September 29, 2001. The bank waived these covenants.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the existing and any future revolving credit facilities will be sufficient to finance the Company's stock buyback program as well as its anticipated working capital and capital expenditure requirements for at least the next 24 months.

Inflation

      The effect of inflation on the Company has not been significant during the last two fiscal years.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt. As of September 29, 2001, the Company had $8,325,000 outstanding in an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The principal amount of the swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the thirty-nine weeks ended September 29, 2001, the Company's interest rate swap agreement resulted in additional expense of approximately $170,000.

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

                                     PART II

Item 1. Legal Proceedings

WMW Machinery Company, Inc. vs. Auerbach Maschinenfabrik GmbH

In its Form 10-K for fiscal year 2000, the Company disclosed an action by WMW against Auerbach Maschinenfabrik GmbH ("Auerbach"), its U.S. affiliate, Ixion Auerbach, Inc. and a former WMW employee, for breach of agency contract, theft of trade secrets, breach of confidentiality agreement and related causes of action. On August 27, 2001, on motion of Auerbach, the Court dismissed the action as to Auerbach based on WMW's failure to serve Auerbach in accordance with the requirements of the Hague Convention.

On September 10, 2001, WMW filed a motion for reargument and is awaiting the Court's ruling thereon.

The remaining parties are engaged in pretrial discovery.

Item 4. Submission of Matters to a Vote of Security Holders

At the annual meeting of shareholders held on July 30, 2001, (a) Seymour Gussack, David Gussack, Nina Gussack, Peter Barotz, Robert Baruc, Barbara Henagan and Peter DiChiara were elected to serve until the next annual meeting of shareholders or until their successors are duly elected and qualified, in each case by a vote of 3,954,922 in favor and 6,375 withholding authority, and
(b) BDO Seidman, LLP was ratified as independent auditor for the Company for the Fiscal Year ending December 29, 2001 by a vote of 3,959,296 in favor and 1,301 against, with no abstentions.

Item 6. Exhibits and Reports on Form 8-K

      (a) The Company did not file any reports on Form 8-K for the quarter ended September 29, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 19, 2001.

GENERAL BEARING CORPORATION
---------------------------
(Registrant)


 /s/ David L. Gussack
---------------------------
David L. Gussack
President


 /s/ Barry A. Morris
---------------------------
Barry A. Morris
Chief Financial Officer