Form 10-K
period 2001-12-29
GENERAL BEARING CORP
filed 2002-04-15
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)
            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 29, 2001

                                       OR

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
    For the transition period from .................. to ....................

                         Commission file Number 0-22053

                           GENERAL BEARING CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                              Delaware                                                  13-2796245
                              --------                                                  ----------
(State or other jurisdiction of incorporation or organization)        (I.R.S. Employer Identification No.)

44 High Street, West Nyack, New York                                  10994
------------------------------------                                  -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

At April 8, 2002 the aggregate market value of the Registrant's outstanding common stock, $.01 par value per share, held by non-affiliates, was $4,835,000, based on the closing sale price as reported April 8, 2002 on the NASDAQ Small Cap Market.

At April 8, 2002, the Registrant had issued 7,088,950 shares of common stock, $.01 par value per share, and had outstanding 4,048,680 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None of the documents indicated on Form 10-K have been incorporated herein by reference.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words: "anticipates," "believes", "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Annual Report such statements may relate to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in, orders from a major customer; the loss of, or failure to attain, additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

                                TABLE OF CONTENTS

    No.                                                                                                       Page
    --                                                                                                        ----
PART I
      Items 1 & 2.     Business and Properties.............................................................      1
      Item 3.          Legal Proceedings...................................................................      6
      Item 4.          Submission of Matters to a Vote of Security Holders.................................      6

PART II
      Item 5.          Market for Registrant's Common Equity and Related Stockholder
                       Matters.............................................................................      7
      Item 6.          Selected Financial Data.............................................................      8
      Item 7.          Management's Discussion and Analysis of Results of Operations and
                       Financial Condition.................................................................      9
      Item 7a.         Quantitative and Qualitative Disclosure about Market Risk...........................     14
      Item 8.          Financial Statements and Supplementary Data.........................................     15
      Item 9.          Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosures...............................................................     46

PART III
      Item 10.         Directors and Executive Officers of the Registrant..................................     47
      Item 11.         Executive Compensation..............................................................     49
      Item 12.         Security Ownership of Certain Beneficial Owners and Management......................     51
      Item 13.         Certain Relationships and Related Transactions......................................     52

PART IV
      Item 14.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................     54

                                     PART I

Items 1 and 2.  Business and Properties.

      General Bearing Corporation ("General") and subsidiaries (collectively, "the Company") is actively engaged in two business segments: bearings and machine tools. Net sales, gross profit and operating income attributable to each segment of the Company for each of the last three years are set forth in Note 16 to the Company's consolidated financial statements for the year ended December 29, 2001.

BEARINGS:
---------

      The Company manufactures and distributes a variety of bearings and bearing components under the Hyatt(R) and The General(R) trademarks. The Company supplies original equipment manufacturers ("OEMs") and distributors. The Company's products, sold principally in the United States ("U.S."), are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty trailers, office equipment, machinery and appliances.

      The Company strives to be a reliable and cost effective provider of bearings and bearing components. The Company's strategy includes the following:

            * PROVIDE HIGH QUALITY PRODUCTS AND SUPERIOR CUSTOMER SERVICE. General maintains a detailed and extensive Quality Assurance Program. It has been certified to the M1003 standard by the Association of American Railroads ("AAR"); has been granted "Unconditional Approval" from the AAR for its tapered journal bearings; maintains ISO 9001 registration from the International Standards Organization ("ISO"); and maintains QS-9000 registration from the Automotive Industry Quality System. General also requires that its suppliers conform to Company and customer quality and engineering standards. Certain of the Company's joint ventures have also achieved QS-9000 and/or ISO certifications.

            * PRESENCE IN CHINA. In 1987, General formed Shanghai General Bearing Co., Ltd. ("SGBC"), a joint venture in the People's Republic of China ("PRC") to establish a low cost, quality controlled source for bearings and bearing components. The Company has established other manufacturing joint ventures in the PRC, and it continues to investigate further expansion opportunities. On February 3, 1997, the U.S. Department of Commerce ("Commerce") granted SGBC partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result, SGBC and the Company are no longer required to participate in the annual reviews of the antidumping order conducted by Commerce. The Company believes SGBC's revocation provides it with a competitive advantage. Any disruption in the supply of bearings and bearing components from the PRC could have a material adverse effect on the Company's business.

PRODUCTS

      The Company manufactures and markets high quality, precision ball and roller bearings used in a broad range of applications including automotive and trucking, rail car and locomotive, appliances, lawn and garden implements, office equipment, consumer products, medical equipment, material handling, and power tools.

      The Company sells approximately 2,500 stock keeping units ("SKU's"). The Company's product line includes ball and roller bearings and their components. The Company offers its products in standard, modified, and custom designs where appropriate. Under The General(R) trademark, the Company produces ball bearings for a wide variety of products including copying machines, automotive steering columns, postal equipment and wheelchairs. Under the Hyatt(R) brand, the Company produces select tapered roller bearings (TRB's), tapered journal bearings, spherical roller bearings and cylindrical roller bearings which are used in railroad, truck/trailer, automotive and other industrial applications.

MANUFACTURING

      The Company primarily manufactures and assembles bearings at its facilities in New York and the PRC including SGBC in Shanghai and Ningbo General Bearing Co., Ltd. ("NGBC") in Yuyao City.

      The Company obtains 76% of its bearing and component requirements from its manufacturing plants in the PRC, discussed in greater detail below. The Company maintains relationships with unaffiliated manufacturers to produce the remainder of its requirements. The Company has no long-term contracts with its unaffiliated manufacturing sources. The Company attempts to maintain sourcing flexibility by not engaging in any purchasing contracts that exceed one year.

CHINESE MANUFACTURING

      General has entered into six joint ventures with manufacturers in the PRC to enable it to manufacture high quality, low cost bearings and bearing components. By entering into joint ventures, rather than long-term manufacturing contracts, General is better able to monitor and control production and quality assurance by having access to the factories at both management and production levels. Further, by manufacturing at joint ventures, General may not be required to incur inventory carrying costs, since the joint ventures may hold all inventory until needed by General.

      SGBC, a joint venture formed with Shanghai Roller Bearing Factory ("SRBF") was established in June 1987. SGBC produces tapered roller bearings, which General imports into the U.S. for further assembly, inspection, testing and distribution. General contributed 25% of the initial capital of SGBC in the form of capital equipment valued by the parties at $750,000 and General's joint venture partner, SRBF, contributed 75% of the initial capital of SGBC in the form of facilities and equipment, valued by the parties at $1,500,000 and $750,000, respectively. In November 2001, General and SRBF agreed to a new joint venture contract whereby ownership would be shared equally with General assuming control of operations. The official business license for the revised joint venture company was granted in February 2002.

      General has the exclusive right to sell the products of SGBC in the U.S. In 2001, 2000 and 1999, General purchased $5.8 million, $12.4 million and $10.5 million respectively, in bearings and bearing components from SGBC. Purchases are made upon terms and conditions established periodically by negotiation between General and SGBC.

      NGBC, a joint venture with China Ningbo Genda Bearing Company, Ltd., was established in 1998. Located in Yuyao City, China, this venture manufactures ball and roller bearings and their components. Initially, the venture's production was directed at electric motor bearings. In its second stage, production has been directed toward product for sale by General to the U.S. automotive industry. General's initial contribution was $1.0 million; 33.3% of the registered capital. During 2000, General increased its ownership to 42% and in 2001, to 50% and assumed control over operations. General purchased $3.9 million, $10.4 million and $8.1 million from NGBC in 2001, 2000 and 1999, respectively.

      Shanghai Pudong General Bearing Company ("SPGBC"), a joint venture with Shanghai Xiua Industrial Corporation was established in 1996. Located in the Pudong Industrial Zone of Shanghai, this venture produces ball bearings for sale in the U.S. by General. General contributed $150,000; 25% of the registered capital of SPGBC, in 1998. In 2001, 2000 and 1999, General purchased $1.6 million, $1.2 million and $1.7 million from SPGBC, respectively.

      Jiangsu General Ball & Roller Company, Ltd. ("JGBR"), a joint venture with Jiangsu Lixing Steel Ball Factory (Group) ("JSBF"), was established in 1999. Located in Rugao City, China, this venture is comprised of the operations of JSBF, a manufacturer of rolling elements for bearings. In March 2000, General formed NN General, LLC ("NNG"), a joint venture with NN Ball & Roller, Inc. ("NN"). General and NN each held a 50% interest in NNG, which holds a 60% interest in JGBR. General invested net cash for these transactions of $100,000 in 2000. Also in 2000, General advanced $2,440,000 to NNG, which invested a total of $4.8 million in JGBR. In December 2001, General purchased NN's 50% interest in NNG.

      Wafangdian General Bearing Co., Ltd. ("WGBC"), a joint venture with Wafangdian Bearing Company, produces components for spherical roller bearings and railroad bearings in the PRC. General sells the WGBC bearings in the U.S. In its second stage, it is anticipated that WGBC will produce rear wheel automotive bearings. Rockland paid $2.1 million, $1.9 million and $2.6 million for consignment purchases from WGBC in 2001, 2000 and 1999, respectively.

      Rockland Manufacturing Company, ("Rockland") a joint venture with Wafangdian USA Ltd., was established in 1993 and exists at General's West Nyack facility. Rockland offers flexibility to General by providing readily accessible inventory, which General pays for at the time it is needed to fill customer orders.

SALES, MARKETING AND CUSTOMERS

      The Company markets its products principally in the U.S. through 11 salaried sales employees and 29 commissioned independent sales representative organizations, aggregating 96 sales persons. In addition, the Company has 10 customer service representatives responsible for handling orders and providing sales support. Products bear The General(R) label for ball bearings and the Hyatt(R) brand for all types of roller bearings.

      The Company's OEM focus is on electric motor manufacturers and the transportation industry; e.g., truck/trailer manufacturers, railroad locomotive and freight car manufacturers, and automotive manufacturers. Beyond the transportation industry, the Company supplies precision ball bearings to manufacturers of office equipment, machinery and appliances. Distributors include customers ranging in size from the two largest industrial distributors in the U.S., each of which has more than 400 outlets, to independent single outlet operations. In 2001, 2000 and 1999, sales to Visteon represented more than 10% of the Company's total net sales.

      Shipments to OEMs can be within one to 365 days from the date an order is placed. Actual shipments are dependent upon production schedules of the Company's customers. Product is generally shipped to distributors within 24 hours of the time an order is placed. The Company's arrangements with its customers typically provide that payments are due within 30 days following the date of shipment of goods.

EMPLOYEES

      The Company's bearing operations have 889 full-time employees, of whom 788 were engaged in production, shipping and receiving, quality control, and maintenance, and 36 of whom were engaged in sales and marketing. The balance of the Company's full-time employees is primarily administration. 68 of the Company's employees engaged in production, shipping and receiving, quality control and maintenance are subject to collective bargaining and are represented by the United Brotherhood of Carpenters and Joiners of America, AFL-CIO, Local 3127 ("Union"). The current collective bargaining agreement with the Union expires on April 30, 2003. The Company believes that relations with its employees, including those subject to collective bargaining, are good. General has a 22 year relationship with the Union and has never experienced a Union work stoppage.

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

      During 2001, the Company purchased the Hyatt(R) trademark from an affiliate of General Motors ("GM"). Prior to this, the Company's use of the Hyatt(R) trademark was pursuant to a license from GM. Under the Hyatt License, the Company had the right to use the terms "Hyatt," "Hyatt Railway," "Hyatt Railway Products," "Hyatt Manufacturing," "Hyatt General" and various derivatives of "Hyatt" in connection with locomotive journal boxes, traction motor bearings, component parts thereof, and other products. The Company paid licensing fees to GM of $0, $35,000 and $35,000 in 2001, 2000 and 1999,
respectively.

ENVIRONMENTAL COMPLIANCE

      The Company's operations are subject to federal, state and local regulatory requirements relating to pollution control and protection of the environment. Based on information compiled to date, management believes that the Company's current operations materially comply with applicable environmental laws and regulations. See Legal Proceedings.

PROPERTIES

      The Company leases a facility located in West Nyack, New York, which has approximately 190,000 square feet of floor space. Management believes that the plant is adequate for the Company's present needs and anticipated expansion. The West Nyack facility, which is used principally for administrative, assembly, manufacturing, and distribution purposes, is owned by Gussack Realty Company ("Realty"). On November 1, 1996, the Company and Realty entered into a lease for the West Nyack facility ("Lease"), which provides for an initial term expiring on October 31, 2003, and is renewable at the option of the Company for an additional six year term. The lease specifies a base rent of $4.81 per square foot (or $913,000) annually, payable in monthly rent payments of $76,000. The Lease provides for an increase in rent every other year, commencing in 1998, equal to the greater of (i) 106% of the preceding year's rent or (ii) the preceding year's rent multiplied by a fraction, the numerator of which is the Consumer Price Index for the area including Rockland County or, if no such index is published, for Northern Jersey ("CPI") in effect 90 days prior to November 1 of the new rent year, and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 increase amounted to 6% of the preceding year, resulting in rent of $5.0986 per square foot (or $968,000) annually effective through October 31, 2000. The November 2000 increase also amounted to 6% of the preceding year, resulting in rent of $5.4045 per square foot (or $1,026,000) annually effective through October 31, 2002. See "Item 13 - Certain Relationships and Related Transactions."

MACHINE TOOLS:
--------------

      The Company's machine tool operations are conducted through three companies, World Machinery Group, BV ("WMG"), World Machinery Works, S.A. ("W.M. Works") and WMW Machinery Company, Inc. ("WMW"), all direct or indirect subsidiaries of World Machinery Company, Inc ("World"), which became a wholly owned subsidiary of General in July 2000.

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

      WMW, a wholly owned subsidiary, is the sole sales agent in North America for most of the machine tool products manufactured by W.M. Works. WMW also markets its own product lines of WMW HECKERT production milling machines and WMW Radial Drills of 2" to 8" capacity, manufactured by independent suppliers abroad. In addition, WMW imports and distributes CETOS grinding machines from the Czech Republic.

SALES, MARKETING AND CUSTOMERS

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

      The machine tools produced by W.M. Works and WMW are sold to a wide spectrum of customers, from large corporations, to small job shops. W.M. Works also produces the mechanical components of machines for certain machine tool producers in Germany, who complete the machines and sell them under their own labels.

      No individual customers of W.M. Works and WMW represented 10% or more of the Company's sales in 2001, 2000 and 1999.

EMPLOYEES

      The Company's machine tool operations have 488 employees, of whom 401 are in production, 14 are sales personnel, 7 are in-house technical engineers (both mechanical and electrical) and technicians, 50 are in design and the balance are administrative.

COMPETITION

      The machine tool industry is highly competitive. The principal competitors of W.M. Works and WMW are Tos Varnsdorf (Czech Republic), Union Werkzeugmaschinen (Germany), Defum (Poland), Mitsubishi (Japan), Giddings & Lewis (USA), Juristi (Spain) Toshiba (Japan), Dorris-Schamann (Germany), Phoenix
(USA), Karnaghi (Italy), Waldrich (Germany), Hercules (Germany), Cetos (Czech Rep.) and Landis (USA).

PATENTS, TRADEMARKS AND LICENSES

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

PROPERTIES

      W.M. Works owns and manufactures at a facility of approximately 680,000 sq. ft. in Bacau, Romania. Management believes the plant is adequate for all present and future needs of W.M. Works. WMW operates at the Company's principal facilities in West Nyack, NY and has a leased sales office in Brea, California.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

      The amounts of sales and long-lived assets attributable to each of the principal geographic areas where the Company has sales and the amount of export sales from the U.S. for each of the last three fiscal years are set forth in
Note 16 to the Company's consolidated financial statements for the year ended December 29, 2001.

Item 3. Legal Proceedings.

Antidumping Proceeding covering Ball Bearings and Parts thereof from China.
---------------------------------------------------------------------------

On February 13, 2002, the American Bearing Manufacturers Association filed a petition ("ABMA Petition") on behalf of the U.S. ball bearing industry with both the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC") seeking the imposition of antidumping duties on imports of ball bearings from the People's Republic of China. In antidumping proceedings generally, ITC conducts an investigation as to whether sales of the imported products which are the subject of the petition ("Products") have caused or threatened material injury to the subject U.S. industry ("Material Injury Investigation"). DOC conducts a separate investigation to determine if the Products have been sold in the U.S. at less than fair value, as determined by Commerce based upon an estimate of the foreign market value of the Product (i.e. the price at which the same or similar merchandise is sold or offered for sale in the principal markets of the home market country) ("Dumping Investigation") . If the ITC finds that the U.S. industry has been or is threatened with material injury by sales of the Product in the U.S. and Commerce finds that the Products have been sold at less than fair value, Commerce enters an order imposing duties on the unfairly traded Products equal to the percentage difference between the selling prices in the U.S. and the foreign market value ("Antidumping Order"). Exporters who are subject to the Antidumping Order are required to post antidumping deposits with U.S. Customs Service on each shipment of Product into the U.S. The duty rates fixed in the Antidumping Order are subject to annual review by Commerce.

Based on the ABMA Petition, the ITC has commenced its Material Injury Investigation and Commerce has initiated its Dumping Investigation. The Company and its joint ventures in the PRC believe that they do not engage in dumping, will vigorously defend the action, and expect that the proceeding will not have a material impact on their operations. Nonetheless, adverse findings by ITC and DOC could result in the imposition of antidumping duties on ball bearings and parts thereof from NGBC, JGBR, WGBC and/or SPGBC for sale in the U.S. by the Company. Such imposition could have a material adverse effect on the Company's financial performance.

WMW vs. Auerbach Maschinenfabrik GMBH
-------------------------------------

In its Form 10-K for fiscal year 2000, the Company disclosed an action by WMW against Auerbach Maschinenfabrik GmbH ("Auerbach"), its U.S. affiliate, Ixion Auerbach, Inc. and a former WMW employee, for breach of agency contract, theft of trade secrets, breach of confidentiality agreement and related causes of action. In December, 2001, WMW agreed to accept $50,000 in full settlement of the action, which has been paid in full.

Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

      The Company's Common Stock has been quoted on the NASDAQ Small Cap market under the symbol "GNRL" since the Company's initial public offering effective February 7, 1997.

      The following charts set forth the high and low closing prices for each quarterly period in the last two fiscal years.

                                                         2001
                                               -------------------------
                            Stock Prices          High          Low
                                               ------------ ------------
            1st Quarter                            6.375        4.781
            2nd Quarter                            6.000        3.010
            3rd Quarter                            3.790        2.660
            4th Quarter                            3.500        2.660

                                                         2000
                                               -------------------------
                            Stock Prices          High          Low
                                               ------------ ------------
            1st Quarter                            7.625        3.500
            2nd Quarter                            5.875        4.125
            3rd Quarter                            6.500        4.938
            4th Quarter                            5.875        5.000

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

      At April 8, 2002, the Company had in excess of 500 holders of its Common Stock.

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

                           General Bearing Corporation
                             Selected Financial Data
                    (In Thousands Except for Per Share Data)

                                   Years Ended

                                  Dec. 27      Jan. 2      Jan. 1     Dec. 30    Dec. 29
                                   1997         1999        2000        2000      2001
----------------------------------------------------------------------------------------
Statement of Operations Data:

Sales                            $ 47,983     $ 51,089     $64,338    $59,393    $55,653

Operating income                 $  1,506     $  3,060     $ 5,825    $ 1,861    $ 2,901

Income before income tax         $  1,119     $  2,520     $ 3,761    $ 1,562    $ 1,184

Minority interests               $    (19)    $    (34)    $   540    $ 1,628    $    98

Net income                       $  3,200     $    798     $ 2,244    $ 1,879    $   638

Net income per basic share       $   0.80     $   0.19     $  0.55    $  0.46    $  0.16

Net income per diluted share     $   0.79     $   0.19     $  0.55    $  0.46    $  0.16

                                      As Of

                                     Dec. 27     Jan. 2     Jan. 1    Dec. 30    Dec. 29
                                      1997        1999       2000      2000       2001
----------------------------------------------------------------------------------------
Balance Sheet Data:

Total current assets                 $29,051    $34,907    $38,778    $38,778    $50,819

Total assets                         $39,680    $45,812    $53,340    $55,264    $76,623

Long-term debt (excluding current
portion)                             $ 4,090    $ 1,951    $12,861    $16,454    $20,580

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

Fiscal 2001 compared to Fiscal 2000

      Sales. Sales for the fiscal year ended December 29, 2001 ("2001") of $55,653,000 represents a 6.3% decrease compared to the fiscal year ended December 30, 2000 ("2000"). Bearing sales decreased 11.5% from 2000 to $44,474,000 primarily due to the economic slowdown that began during the second half of 2000. The largest decrease was due to lower sales volume of tapered roller bearings for heavy duty truck trailers, however, other product lines were also negatively affected. Machine tool sales of $11,179,000 were 22.5% higher than 2000 due primarily to the continued development of markets for the Company's plant in Romania, partially offset by slower economic conditions in the United States.

      In July 2001, General increased its ownership in NGBC, one of its joint ventures in China, from 42% to 50%. Due to this increased ownership, the financial statements of NGBC have been fully consolidated for the first time. The effect on sales was immaterial as NGBC sells the majority of its production to General for sale in the U.S.

      Gross Profit. Gross profit for 2001 of $17,515,000 represents a 5.2% decrease compared to 2000. As a percentage of sales, gross profit ("GP%") was 31.5% for 2001 compared to 31.1% for 2000. GP% for Bearings was 29.7% in 2001 compared to 30.9% in 2000. This decrease was mainly due to lower sales volume and introductory pricing necessary to increase market share. GP% for machine tools was 38.6% in 2001 compared to 32.1% in 2000. This increase is mainly due to higher sales volume.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") as a percentage of sales were 26.3% in 2001 compared to 28.0% in 2000. This decrease is primarily due to reduced expenses, partially offset by decreased sales volume. S,G&A decreased by $2,001,000. S,G&A decreased in the Bearings segment by $965,000 mainly due to lower sales related variable costs, promotion expense and legal expense, partially offset by higher bad debt expense. S,G&A for machine tools decreased by $1,036,000 mainly due to reduced bad debt expenses and lower costs for trade conventions as well as the implementation of cost reduction programs to offset the economic conditions in the United States.

      Operating Income. Operating income for 2001 of $2,901,000 represents a 55.9% increase compared to 2000. Operating income for the Bearings segment decreased 30.3% compared to 2000 to $3,179,000 primarily due to lower sales volume and lower GP%, partially offset by lower S,G&A. Operating income for Machine Tools increased 89.7% compared to 2000 to a loss of $278,000 primarily due to higher sales volume and reduced S,G&A.

      Other Expenses, net. Other expenses, net was $1,717,000 in 2001 compared to $299,000 in 2000 mainly due to reduced equity in income of affiliates ("equity income") and a one-time charge as described below. Net interest expense was $1,148,000 in 2001 compared to $1,145,000 in 2000. Equity income was $60,000 in 2001 compared to $669,000 in 2000. Lower sales to General due to economic conditions in the U.S. reduced the earnings of its joint ventures. The consolidation of NGBC's financial statements also caused a decrease in equity income. Additionally, the 2000 equity income includes the Company's share of net earnings from a joint venture prior to the inclusion of an additional partner. 2001 also includes a one-time charge of $763,000 for an agreement reached between General and Gussack Realty Company ("GRC"), allocating the proceeds and litigation costs from the previously reported litigation with Xerox (see the Company's report on Form 8-K dated May 29, 2001 as well as the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.) The reimbursement, due to GRC in the form of additional rent payments by General of $18,780.17 per month for 48 months, commenced in June 2001. Foreign currency exchange gains of $40,000 in 2001 and $2,000 in 2000 reflect the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies. Other income was $94,000 in 2001 compared to $175,000 in 2000.

      Income Tax. The Company's effective income tax rate was 37.8% in 2001 compared to 83.9% in 2000. The 2001 effective rate reflects a normal rate of taxation. The 2000 effective rate reflects an increase in the valuation allowance for deferred tax assets.

      Net Income. Net income for 2001 decreased 66.0% from 2000 to $638,000 or $.16 per basic and diluted share, from $1,879,000 or $.46 per basic and diluted share in 2000, primarily due to lower sales volume and increased other expenses, net, partially offset by reduced S,G&A.

Fiscal 2000 compared to Fiscal 1999

      Sales. Sales for 2000 of $59,393,000 represents a 7.7% decrease compared to the fiscal year ended January 1, 2000 ("1999"). Bearing sales decreased 2.9% from 1999 to $50,270,000 primarily as a result of decreased sales to the railroad market. Due to the slowing economy during the second half of the year, there was also a decrease in sales of tapered roller bearings for heavy duty truck trailers. Partially offsetting these decreases was a net increase in sales of ball bearings and drive line components to the automotive industry and higher sales of industrial ball bearings for various applications. Machine tool sales of $9,123,000 were 27.3% lower than 1999 mainly due to lower export sales from Romania. The lower export sales resulted from several orders being delayed by customers for 2001 delivery as well as production delays and reduced marketing activity resulting from reduced borrowing capacity.

      Gross Profit. Gross profit for 2000 of $18,476,000 represents an 11.8% decrease compared to 1999. GP% was 31.1% for 2000 compared to 32.6% for 1999. GP% for Bearings was 30.9% in 2000 compared to 30.5% in 1999. This increase was mainly due to material cost reductions, increased plant efficiency and a reduction in sales of tapered journal and other lower margin bearings to the railroad industry, partially offset by increased inventory provisions. GP% for machine tools was 32.1% in 2000 compared to 32.6% in 1999. This decrease is mainly due to the lower sales volume.

      Selling, General and Administrative Expenses. S,G&A as a percentage of sales were 28.0% in 2000 compared to 23.5% in 1999. This increase is primarily due to the decreased sales volume and increased expenses of $1,488,000. S,G&A increased in the Bearings Segment by $812,000 mainly due to increased salaries and professional expenses. S,G&A for machine tools increased by $676,000 mainly due to a write-down of impaired assets and bad debts expense, partially offset by lower personnel expenses.

      Operating Income. Operating income for 2000 of $1,861,000 represents a 68.1% decrease compared to 1999. Operating income for the Bearing Segment decreased 18.5% compared to 1999 to $4,560,000 primarily due to increased S,G&A and decreased sales, partially offset by higher GP%. Operating income for Machine Tools was a loss of $2,699,000 in 2000 compared to a profit of $232,000 in 1999 primarily due to lower sales volume.

      Other Expenses, net. Net interest expense was $1,145,000 in 2000 compared to $1,371,000 in 1999 mainly due to lower interest rates, partially offset by higher debt. Equity income was $669,000 in 2000 compared to $181,000 in 1999. The 2000 equity income includes $238,000, which is the Company's share of net earnings from three joint ventures that commenced operations during the year. Foreign currency exchange losses of $2,000 in 2000 compared to $874,000 in 1999 relate to machine tool operations in Romania. Other income was $175,000 in 2000. There was no Other income in 1999.

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

Financial Condition, Liquidity and Capital Resources

      During the three years ended December 29, 2001, the Company's primary sources of capital have been net cash provided by operating activities and a Revolving Credit Facility. The primary demands on the Company's capital resources have been investments in and advances to affiliates (joint ventures) and fixed asset purchases to broaden the Company's product offering and improve operations. At December 30, 2000 and December 29, 2001, the Company had working capital of $28,246,000 and $30,276,000, respectively.

      Cash provided by operating activities in 2001 was $4,273,000. Cash provided from net income before depreciation and amortization, and also from reduced inventory was partially offset by increased accounts receivable. The accounts receivable increase is mainly related to higher periodic sales volume as days sales outstanding are comparable with historic results.

      Cash used in investing activities in 2001 was $1,069,000. General invested cash of $1,035,000 in NGBC as part of the $1,200,000 required to increase its ownership from 42% to 50%. The balance was paid in the form of reinvested dividends. As a result, net cash of $474,000 was added to the Company's Consolidated Balance Sheet. General also invested cash of $622,000 as part of the $3,927,000 required to increase its ownership of NNG from 50% to 100%. The balance was financed by a long-term note payable to the seller. As a result of this transaction, net cash of $1,512,000 was added to the Company's Consolidated Balance Sheet. General loaned a total of $600,000 to SGBC, another of its existing joint ventures in China. During the first quarter of 2002, General converted these loans as part of the investment required for increased ownership of SGBC. Cash used in investing activities also includes $2,555,000 for capital expenditures.

      Cash used in financing activities in 2001 was $1,854,000. During 2001, the Company had a net decrease in debt under its revolving credit facility of $2,006,000. It had a net increase of $440,000 in Notes payable - banks and repaid $181,000 against its lease finance facility.

      At December 29, 2001, the Company had outstanding debt of $12,747,000 under its Revolving Credit Facility and had further availability of approximately $6.3 million. At December 29, 2001, the Company was in compliance with all of its loan covenants. Additionally, the Company had outstanding debt of $897,000 against a $1,120,000 line of credit of which $800,000 expires in October 2002 and $320,000 expires in October 2004.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the existing and any future revolving credit facilities will be sufficient to finance the Company's stock buyback program and investment commitments as well as its anticipated working capital and capital expenditure requirements for at least the next 24 months. The Company's operating cash flow could be adversely affected if there was a decrease in demand for the Company's products or if the Company was unable to continue to reduce its inventory. Also, a decrease in demand could adversely affect the Company's liquidity if General was unable to agree to terms on a revolving credit facility when the current facility expires on April 30, 2003. The table and notes below describe the Company's contractual obligations related ot its liquidity.

                                                  Payments Due by Period
                                      -------------------------------------------
                                                  Less
                                                 than 1   1 - 3     4 - 5   After 5
                                        Total     year    years     years   years
                                      -------    -----   -------   ------    ----
Contractual Obligations:

Bank revolving line of credit         $12,747   $   --   $12,747   $   --    $ --

Capital lease obligations                 663      180       483       --      --

Operating leases                        5,672    1,036     3,414    1,222      --

Notes payable                           6,470      200     3,231    2,505     534

Equity investment obligations           4,421    2,421     2,000       --      --
                                      -------    -----   -------   ------    ----

Total contractual cash obligations    $29,973   $3,837   $21,875   $3,727    $534
                                      =======   ======   =======   ======    ====

      The Company also has a net payable to General-IKL Corp. an affiliate, in the amount of $599,000. The Company cannot estimate when this amount will be due as amounts receivable from and payable to General-IKL Corp., are subject to collection and repayment restrictions due to sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia. General accrues interest on the balances due to and from this affiliate.

      The Company uses letters of credit to support certain of its purchases and certain advance payments received from customers in the normal course of business.

      JGBR has guaranteed certain obligations of an unrelated third party totaling $2,651,000 at December 29, 2001.

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

      Effective December 31, 2000, the Company has adopted FAS 133 and FAS 138. The initial impact of adoption on the Company's financial statements was recorded in 2001 and was not material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in 2000 and there was no material effect on the Company's operating results.

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

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement had no impact on the Company's financial results.

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. As required, the Company will adopt SFAS No. 142 effective January 1, 2002. The Company believes that the adoption of this pronouncement will not have a material impact on the Company's financial results.

      In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. As required, the Company will adopt SFAS No. 143 effective January 1, 2003. The Company believes that the adoption of this pronouncement will not have a material impact on the Company's financial results.

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long lived assets being held or used when the carrying amount of the asset is not recoverable from its expected future undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long lived assets to be disposed of by other than a sale for cash to be accounted for and reported like assets being held and used. Long lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of this pronouncement will not have a material impact on the Company's financial results.

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

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

INTEREST RATE RISK

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt (see Note 8 to the Consolidated Financial Statements). As of December 29, 2001, the Company had $8.1 million outstanding in an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the year ended December 29, 2001, the Company's interest rate swap agreement resulted in additional expense of approximately $270,000.

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

                   FOR THE THREE YEARS ENDED DECEMBER 29, 2001

Item 8.  Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                                  Page
                                                                                  ----
Report of Independent Certified Public Accountants..........................       F-16

Report of Independent Certified Public Accountants..........................       F-17

Report of Independent Certified Public Accountants..........................       F-18

Consolidated Balance Sheets, December 30, 2000 and December 29, 2001........       F-19

Consolidated Statements of Operations for the Years Ended
January 1, 2000, December 30, 2000 and December 29, 2001....................       F-20

Consolidated Statements of Changes in Stockholders' Equity for the Years
Ended January 1, 2000, December 30, 2000 and December 29, 2001..............       F-21

Consolidated Statements of Cash Flows for the Years Ended
January 1, 2000, December 30, 2000 and December 29, 2001....................       F-22

Notes to Consolidated Financial Statements..................................  F-23 - 45

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
General Bearing Corporation

We have audited the accompanying consolidated balance sheet of General Bearing Corporation and subsidiaries as of December 29, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Bearing Corporation and subsidiaries as of December 29, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


Urbach Kahn & Werlin LLP

New York, New York
April 10, 2002

               Report of Independent Certified Public Accountants

To the Stockholders
General Bearing Corporation
West Nyack, New York

We have audited the accompanying consolidated balance sheet of General Bearing Corporation and subsidiaries as of December 30, 2000 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 30, 2000. These financial statements are the responsibility of the companies' management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Rockland Manufacturing Company and WMW Machinery Company, Inc., (wholly owned subsidiaries) whose statements collectively reflect assets of 9.5% in the consolidated balance sheet presented as of December 30, 2000 and revenues of 12.8% and 13.4% of the related consolidated totals, for each of the two years in the period ended December 30, 2000, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Rockland Manufacturing Company and WMW Machinery Company, Inc. is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Bearing Corporation and subsidiaries as of December 30, 2000 and the results of their operations and their cash flows for each of the two years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States of America.


BDO Seidman, LLP

New York, New York
April 25, 2001

               Report of Independent Certified Public Accountants

To the Partners and Stockholders
Rockland Manufacturing Company and WWW Machinery Company, Inc.

We have audited the balance sheets of Rockland Manufacturing Company and WMW Machinery Company, Inc. as of December 30, 2000, and the related statements of operations, changes in partners' capital and shareholders' equity and cash flows for the fiscal years ended December 30, 2000 and January 1, 2000, not separately presented herein. These financial statements are the responsibility of the Companies' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rockland Manufacturing Co. and WWW Machinery Company, Inc. as of December 30, 2000 and the results of their operations and their cash flows for the fiscal years ended December 30, 2000 and January 1, 2000, in conformity with accounting principles generally accepted in the United States of America.


Urbach, Kahn & Werlin LLP

New York, New York
February 8, 2001

                                    General Bearing Corporation and Subsidiaries

                                                     Consolidated Balance Sheets
                            (In Thousands, except for shares and per share data)
================================================================================

                                                               December 29,     December 30,
                                                                  2001              2000
--------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                     $  1,847         $    497
  Accounts receivable, net of allowance for doubtful
    accounts of $874 in 2001 and $988 in 2000                     13,355            6,478
  Inventories                                                     30,116           29,560
  Prepaid expenses and other current assets                        4,756            1,568
  Advances to affiliates                                             114              230
  Deferred tax assets                                                631              445
--------------------------------------------------------------------------------------------
        Total current assets                                      50,819           38,778
--------------------------------------------------------------------------------------------
Fixed assets, net of accumulated depreciation                     22,049            8,643
--------------------------------------------------------------------------------------------
Investment in, advances to and accounts receivable
  from joint ventures and affiliates                               2,841            7,475
--------------------------------------------------------------------------------------------
Other assets                                                         915              368
--------------------------------------------------------------------------------------------
Total Assets                                                    $ 76,624         $ 55,264
============================================================================================

Liabilities and Stockholders' Equity
Current liabilities
  Note payable - banks                                          $  5,415         $    339
  Accounts payable                                                 9,781            4,642
  Due to affiliates                                                  306              746
  Accrued expenses and other current liabilities                   4,660            4,623
  Current maturities of long term debt                               381              182
--------------------------------------------------------------------------------------------
        Total current liabilities                                 20,543           10,532
--------------------------------------------------------------------------------------------
Long term debt, net of current maturities                         20,580           16,454
--------------------------------------------------------------------------------------------
Other long term liabilities - affiliate                              491               --
--------------------------------------------------------------------------------------------
Deferred taxes                                                       320              275
--------------------------------------------------------------------------------------------
Minority interests                                                10,119            3,218
--------------------------------------------------------------------------------------------

Commitments and contingencies (Note 15)

Stockholders' equity
  Common shares - par value $.01 per share; authorized
    19,000,000 shares; issued 7,088,950 and 7,072,950 shares          71               71
  Paid-in capital                                                 40,094           39,994
  Accumulated other comprehensive loss                              (737)             (10)
  Treasury stock, at cost; 3,040,270 and 2,960,300 shares           (276)             (51)
  Deficit                                                        (14,581)         (15,219)
--------------------------------------------------------------------------------------------
    Total stockholders' equity                                    24,571           24,785
--------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                      $ 76,624         $ 55,264
============================================================================================

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                           Consolidated Statements of Operations
                             (In Thousands except for shares and per share data)
================================================================================

                                                     December 29,       December 30,      January 1,
                                                        2001               2000              2000
----------------------------------------------------------------------------------------------------
Sales                                               $    55,653         $   59,393        $   64,338
Cost of sales                                            38,138             40,917            43,386
----------------------------------------------------------------------------------------------------

Gross profit                                             17,515             18,476            20,952

Selling, general and administrative expenses             14,614             16,615            15,127
----------------------------------------------------------------------------------------------------

Operating income                                          2,901              1,861             5,825
Other expenses, net                                       1,717                299             2,064
----------------------------------------------------------------------------------------------------

Income before income taxes                                1,184              1,562             3,761
Income taxes                                                448              1,311             2,057
----------------------------------------------------------------------------------------------------

Income before minority interests                            736                251             1,704
Minority interests                                          (98)             1,628               540
----------------------------------------------------------------------------------------------------
Net income                                          $       638         $    1,879        $    2,244
====================================================================================================

Income per common share:

     Basic                                          $      0.16         $     0.46        $     0.55

     Diluted                                        $      0.16         $     0.46        $     0.55

Weighted average number of common shares:

     Basic                                            4,108,993          4,109,565         4,112,453

     Diluted                                          4,108,993          4,109,565         4,112,602

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                      Consolidated Statements of Changes in Stockholders' Equity
                                                (In Thousands except for shares)
================================================================================

                               Common Shares       Accumulated Other               Treasury Stock
                             -----------------      Comprehensive    Paid-In     ------------------     Comprehensive
                              Shares      Amt.         Income        Capital      Shares       Amt.         Income        Deficit
----------------------------------------------------------------------------------------------------------------------------------
Balance, January 2, 1999     7,058,950   $  71         $  --         $39,698     3,000,000    $  --             --       $(17,248)

Sale of 6,000 common
shares - stock options
exercised                        6,000      --            --              42            --       --             --             --

Tax benefit - stock
options exercised                   --      --            --               4            --       --             --             --

Foreign currency
translation adjustment              --      --            (7)             --            --       --             (7)            --

Net income                          --      --            --              --            --       --          2,244          2,244
                                                                                                            ------
Comprehensive income                --      --            --              --            --       --          2,237             --
                             ---------   -----         -----         -------     ---------    -----         ------       --------
Balance, January 1, 2000     7,064,950      71            (7)         39,744     3,000,000       --             --        (15,004)

Shares issued - board
compensation                     8,000      --            --              43            --       --             --             --

Treasury shares, at cost            --      --            --              --        10,300      (51)            --             --

Foreign currency
translation adjustment              --      --            (3)             --            --       --             (3)            --

Distribution to WMC
shareholders                        --      --            --              --            --       --             --         (2,094)

Options exercised                   --      --            --             207       (50,000)      --             --             --

Net income                          --      --            --              --            --       --          1,879          1,879
                                                                                                            ------
Comprehensive income                --      --            --              --            --       --          1,876             --
                             ---------   -----         -----         -------     ---------    -----         ------       --------
Balance, December 30,
2000                         7,072,950      71           (10)         39,994     2,960,300      (51)            --        (15,219)

Shares issued - board
compensation                    16,000      --            --             100            --       --             --             --

Treasury shares, at cost            --      --            --              --        79,970     (225)            --             --

Net income                          --      --            --              --            --       --            638            638
Mark to market-interest
rate swap                           --      --          (727)             --            --       --           (727)            --
                             ---------   -----         -----         -------     ---------    -----         ------       --------
Comprehensive income                --      --            --              --            --       --            (89)            --
                             ---------   -----         -----         -------     ---------    -----         ------       --------
Balance, December 29,
2001                         7,088,950   $  71         $(737)        $40,094     3,040,270    $(276)            --       $(14,581)
                             =========   =====         =====         =======     =========    =====         ======       ========


                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                  (In Thousands)
================================================================================

                                                                    December        December       January 1,
                                                                    29, 2001        30, 2000          2000
-------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income                                                        $   638         $ 1,879         $  2,244
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Minority interests                                                 98          (1,628)            (540)
      Depreciation and amortization                                   1,066           1,233              789
      Deferred income taxes                                            (142)            212            1,011
      Equity in income of joint ventures and affiliates                 (60)           (669)            (181)
      Net loss on equipment sales and disposal                           57              --               --
      Other non - cash items charged to income                          100              43               --
      Changes in:
        Accounts receivable                                          (1,522)          1,505           (1,242)
        Inventories                                                   3,758          (4,202)             652
        Prepaid expenses and other assets                               554            (124)            (918)
        Advances to / (from) affiliates                                 999             369           (4,176)
        Accounts payable and accrued expenses                        (1,273)          2,938            2,246
-------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) operating activities         4,273           1,556             (115)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
  Investments in affiliates, net                                         --            (750)            (648)
  Advances to affiliates                                               (600)         (2,597)              --
  Increase in equity interests, net of cash acquired                  1,986              --               --
  Fixed asset purchases                                              (2,555)           (948)            (731)
  Proceeds from sale of fixed assets                                    100              --               --
-------------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                      (1,069)         (4,295)          (1,379)
-------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
  Repayment of capital lease                                           (181)           (650)            (782)
  Increase (decrease) in note payable - banks                           440          (3,459)          (7,517)
  Net proceeds from / (repayment of) revolving credit facility       (2,006)          3,347           11,406
  Proceeds from equipment financing                                      --             968               --
  Proceeds from long-term debt                                          118              --              678
  Proceeds from sale of common shares                                    --               5               42
  Return of capital                                                      --            (500)              --
  Purchase of treasury stock                                           (225)            (51)              --
-------------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities        (1,854)           (340)           3,827
-------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                  1,350          (3,079)           2,333
Cash and cash equivalents, beginning of period                          497           3,576            1,243
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $ 1,847         $   497         $  3,576
=============================================================================================================

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies

            The Company

            General Bearing Corporation ("General") and subsidiaries (collectively, "the Company") are actively engaged in two business segments:

            >> Bearings. The Company, through General and its 50% or more owned joint ventures, Rockland Manufacturing Company ("Rockland"), Ningbo General Bearing Company, Ltd. ("NGBC") and Jiangsu General Ball and Roller Company, Ltd. ("JGBR"), manufactures, sources, assembles and distributes a variety of bearings and bearing components, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings. Under the Hyatt(R) and The General(R) trademarks, the Company supplies original equipment manufacturers ("OEMs") and the industrial aftermarket, both primarily in the United States. The Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty truck trailers, office equipment, machinery and appliances. Approximately 80% of fiscal 2001 revenues relate to bearings and bearing components (85% and 80% in 2000 and 1999, respectively).

            >> Machine Tools. The Company, through WMW Machinery Company, Inc. ("WMW"), a wholly-owned subsidiary, distributes machine tools in North America. The Company also distributes machine tools throughout the rest of the world through its majority-owned subsidiary, World Machinery Group, BV ("WMG").

            Summary of Significant Accounting Policies

            Principles of Consolidation:
            ----------------------------

            The accompanying consolidated financial statements include the accounts of General, its wholly owned subsidiaries and all joint ventures in which General maintains control and has at least a 50% ownership share. Investments in other joint ventures are carried under the equity method. The years ended December 29, 2001, December 30, 2000, and January 1, 2000 are referred to as fiscal 2001, fiscal 2000, and fiscal 1999, respectively.

            The operations of General are included in the Company's bearing and bearing components segment. A summary description of each of the Company's wholly owned subsidiaries and joint ventures in which General maintains control and has at least a 50% ownership interest are as follows:

            Bearings Segment:
            -----------------

            Ningbo General Bearing Company, Ltd. ("NGBC"), established in 1998 for an initial term of sixteen years, is a joint venture with China Ningbo Genda Bearing Company, Ltd. Located in Yuyao City, Peoples Republic of China (PRC), this venture manufactures ball and roller bearings and their components. Initially a 33% owned joint venture of General, General increased its ownership to 42% in 2000 by contributing an additional $650,000 in cash. In July 2001, General increased its ownership to 50% by contributing $1.2 million in cash and General assumed control of management of the operations. Operations since July 2001 have been fully consolidated in the financial statements. Upon expiration or early termination of the business term, assets will be distributed to the partners in the same proportion as their respective paid investments to the registered capital.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            NN General, LLC ("NNG") established in March 2000, was initially a 50% owned joint venture with NN Ball & Roller, Inc. ("NN"), an unrelated party. In connection with this venture General agreed to share its 60% interest in JGBR. General's initial cash investment in NNG was $100,000. General also advanced NNG loans amounting to approximately $2,767,000 including interest at the applicable federal rate. On December 27, 2001, General and NN contributed all loans and accrued interest advanced to NNG to NNG's capital and General purchased NN's 50% interest for cash and notes valued at approximately $3.9 million (book value), effectively increasing General's interest in JGBR back to 60%.

            JGBR, established in 1999, is a joint venture with Jiangsu Lixing Steel Ball Factory ("JSBF"), an unrelated party. Located in Rugao City, China, this venture is comprised of the operations of JSBF, a manufacturer of rolling elements for bearings. Effective with General's acquisition of NN's interest in NNG, the Company has consolidated the balance sheet of JGBR at December 29, 2001. The Company has recorded income from its investment in JGBR at December 29, 2001 on the equity method. Effective December 30, 2001 operations of JGBR will be fully consolidated.

            Rockland, a general partnership, is owned equally by General and Wafangdian USA, Inc., a wholly owned subsidiary of Wafangdian Bearing Company, Ltd. ("WFGDN"). Rockland's principal business is the design and manufacture of cylindrical roller and spherical roller bearings and bearing components. Substantially all of Rockland's consigned inventory (see Note 1) is purchased from WFGDN, or Wafangdian General Bearing Company, Ltd. ("WGBC", see below), a foreign joint venture in which General owns a minority interest. Substantially all of Rockland's production is sold to General.

            General IKL Corporation ("IKL") is an inactive joint venture located in the former Republic of Yugoslavia in which General holds a 50% interest.

            Machine Tools Segment:
            ----------------------

            World Machinery Company ("World") is a holding company and is 100% owned by General. World exists primarily to hold stock of other companies. World owns 2,950,000 shares of General's common stock which have been treated as treasury stock in the consolidated financial statements.

            WMW is a wholly owned subsidiary of World. WMW is engaged in the distribution of machines and machine tools in North America, principally to machine tool dealers and manufacturing companies.

            WMG is a 60% owned joint venture of World located in the Netherlands, whose principal asset is a 50.97% interest in Masini Unelte Bacau S.A. ("World Machinery Works") a Romanian manufacturer of machine tools acquired during 1998 pursuant to Romania's privatization program. The majority of World Machinery Works' sales are made through WMG, which utilizes independent regional sales agencies.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            A summary of joint ventures in which the Company holds less than a 50% interest are as follows:

            Shanghai General Bearing Company, Ltd. ("SGBC") was established in 1987 as a 25% owned joint venture with Shanghai Roller Bearing Factory ("SRBF"), located in Shanghai, PRC. The venture is a limited liability company formed in accordance with PRC law. SGBC produces tapered roller bearings, which the Company imports into the U.S. for further assembly, inspection, testing and distribution. In February 2002, General increased its investment in SGBC to 50% and assumed control of the operations. General maintains the exclusive right to sell the products of SGBC in the United States.

            Shanghai Pudong General Bearing Company, Ltd ("SPBGC") is a 25% owned joint venture with Shanghai Xiua Industrial Corporation, established in 1996. Located in the Pudong Industrial Zone of Shanghai, China, this venture produces ball bearings for sale in the U.S. by General.

            WGBC is a 25% owned joint venture with Wafangdian Bearing Company. This venture produces components for spherical roller bearings and railroad bearings in the PRC. General sells WGBC's products in the United States.

            All significant intercompany accounts and transactions have been eliminated.

            Cash Equivalents:
            -----------------

            The Company considers all investments in highly liquid debt instruments with maturities of three months or less from date of purchase and money market funds to be cash equivalents.

            Inventories:
            ------------

            Inventories are stated at the lower of cost (first-in, first-out method) or market.

            During fiscal 1999, Rockland negotiated revised terms with WGBC under which it purchases inventory. Rockland maintains the right to return all unsold inventory and is obligated to remit payment for inventory only upon sale. Accordingly, the Company treats these materials to be inventory held on consignment and has not recorded them in inventory at December 29, 2001, December 30, 2000 and January 1, 2000. Inventory at December 29, 2001 and December 30, 2000 consists of approximately $1,494,000 and $1,210,000, respectively, of inventory acquired under the previously existing purchasing arrangement, inventory held for rework, and costs related to consigned goods. The consigned inventory amounted to approximately $3,194,000 and $3,450,000 at December 29, 2001 and December 30, 2000, respectively.

            Comprehensive Income:
            ---------------------

            Comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income, as these amounts are recorded directly as adjustments to stockholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments and accounting for an interest rate swap.

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

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

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

            The comprehensive income for each of the three years in the period ended December 29, 2001 is presented in the Statements of Changes in Stockholders' Equity.

            Fixed Assets:
            -------------

            The cost of depreciable plant and equipment is depreciated for financial reporting purposes over the estimated useful lives using the straight-line or declining balance methods. The estimated lives for each property classification are as follows:

            Classification                Estimated Life (Years)
            --------------------------------------------------------------------
            Land                          No depreciation
            Buildings                     10 - 40
            Machinery and equipment       3 to 10
            Furniture and fixtures        10
            Transportation equipment      3 to 5
            Leasehold improvements        Lesser of life of lease or useful life
            Software                      5
            --------------------------------------------------------------------

            Expenditures for maintenance, repairs and minor renewals or betterments are charged against income. Major renewals and replacements are capitalized.

            Evaluating Recoverability of Long Lived Assets:
            -----------------------------------------------

            The Company reviews the carrying values of its long-lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long-lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During 2000, the Company recorded an impairment write-down of $501,000.

            Fiscal Year:
            ------------

            The reporting period for the Company is a 52-53 week fiscal year. There were 52 weeks in the periods ended December 29, 2001, December 30, 2000 and January 1, 2000.

            Revenue Recognition:
            --------------------

            The Company recognizes revenue when products are shipped. The Company provides, as a reduction in sales, for anticipated returns and allowances on defective merchandise based on known claims and an estimate of anticipated returns.

            Shipping and Handling Costs:
            ----------------------------

            The Company accounts for certain shipping and handling costs as a component of "Selling, general and administrative expenses." These costs represent primarily the freight and direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to the Company's customers. Total costs were $650,000, $683,000 and $707,000 in fiscal 2001, 2000 and 1999, respectively.

            Advertising:
            ------------

            Advertising costs are expensed as incurred. Advertising expense for each of the three years in the period ended December 29, 2001 was $410,000, $875,000 and $360,000, respectively.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Income Taxes:
            -------------

            Prior to the transaction described in Note 2, General filed a consolidated Federal income tax return with World through the date of its initial public offering, completed in February, 1997; thereafter, it filed its own federal returns. State and local tax returns are filed separately. Federal income taxes were calculated as if General filed its tax return on a separate return basis for all periods presented. World filed a consolidated federal income tax return with its wholly owned subsidiaries and separate state and local tax returns. Subsequent to the transaction described in Note 2, the Company files a consolidated Federal income tax return.

            Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards.

            Use of Estimates:
            -----------------

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

            Estimated Fair Value of Financial Instruments:
            ----------------------------------------------

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

            Concentration of Credit Risk:
            -----------------------------

            The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company obtained 76%, 85% and 77% of its bearing and component requirements from various Chinese joint ventures in the fiscal years ended 2001, 2000 and 1999, respectively. In 2001, 2000 and 1999, respectively, the Company obtained 51%, 87% and 64% of its machine tool requirements from various companies in Romania.

            Cash accounts at financial institutions from time to time may exceed the federal depository insurance coverage limit.

            Foreign Currency Translation:
            -----------------------------

            Foreign currency financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a separate component of stockholders' equity. For foreign operations where the US dollar is the functional currency and for countries which are considered highly inflationary, translation practices differ in that inventories, properties, accumulated depreciation and depreciation accounts are translated at historical rates of exchange and translation adjustments are included in earnings. Gains and losses from foreign currency transactions are generally included in earnings. All foreign subsidiaries, except for W.M. Works, use the local currency as the functional currency. The effect on cash of foreign currency translations is not material.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Stock-Based Compensation:
            -------------------------

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

            Earnings Per Common Share:
            --------------------------

            Earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the year. Basic earnings per share excludes and diluted earnings per share includes any dilutive effects of options, warrants, and convertible securities.

            Reclassification:
            -----------------

            Certain prior year amounts have been reclassified to conform with the current year presentation.

            Recent Accounting Standards:
            ----------------------------

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

            Effective December 31, 2000, the Company adopted FAS 133 and FAS
            138. The initial impact of adoption on the Company's financial statements was not material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

            In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition in financial statements. The Company adopted SAB 101 in 2000 and there was no material effect on the Company's operating results.

            The consolidated financial statements reflect, for all periods presented, the adoption of the classification requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, Accounting for Shipping and Handling Fees and Costs, EITF 00-14, Accounting for Certain Sales Incentives, and EITF 00-22, Accounting for "Points" and Certain Other Time Based or Volume Based Sales Incentive Offers, and Offers for Free Products to be Delivered in the Future, which became effective in the Company's fourth quarter of 2000. The Company reclassified to "Net sales" income from freight charged to customers, and the cost of rebates provided to customers pursuant to promotional incentive programs, which were

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            historically included in "Selling, general and administrative" expenses for all periods presented.

            In June 2001, the FASB issued SFAS No. 141, "Business Combinations." This pronouncement eliminated the use of the "pooling of interests" method of accounting for all mergers and acquisitions. As a result, all mergers and acquisitions will be accounted for using the "purchase" method of accounting. SFAS No. 141 is effective for all mergers and acquisitions initiated after June 30, 2001. Adoption of this pronouncement had no impact on the Company's financial results.

            In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. As required, the Company will adopt SFAS No. 142 effective January 1, 2002. The Company believes that the adoption of this pronouncement will not have a material impact on the Company's financial results.

            In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement deals with the costs of closing facilities and removing assets. SFAS No. 143 requires entities to record the fair value of a legal liability for an asset retirement obligation in the period it is incurred. This cost is initially capitalized and amortized over the remaining life of the underlying asset. Once the obligation is ultimately settled, any difference between the final cost and the recorded liability is recognized as a gain or loss on disposition. As required, the Company will adopt SFAS No. 143 effective January 1, 2003. The Company believes that the adoption of this pronouncement will not have a material impact on the Company's financial results.

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long lived assets being held or used when the carrying amount of the asset is not recoverable from its expected future undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long lived assets to be disposed of by other than a sale for cash to be accounted for and reported like assets being held and used. Long lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company believes that the adoption of this pronouncement will not have a material impact on the Company's financial results.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 2.     Acquisition

            In July 2000, General acquired 100% of World, which, prior to the acquisition, owned 74.8% of the outstanding common stock of General. World was principally owned by members of General Bearing's Board of Directors and senior management. This combination has been accounted for in a manner similar to a pooling of interests. Prior periods have been restated as if the companies have always been combined. In consideration for this transaction, General issued 3,140,000 shares of its common stock, $ .01 per share par value. 2,950,000 shares of General's common stock, owned by World, are now carried as treasury stock. Net shares issued (190,000 shares) for the acquisition are considered outstanding for all periods presented.

Note 3.     Inventories

            Inventories are comprised as follows at: (In Thousands)

                                                         December 29,   December 30,
                                                             2001           2000
            ------------------------------------------------------------------------
            Bearings and Bearing Products
              Finished goods                             $      9,096   $      8,260
              Raw materials, purchased parts and work-in
                process                                        16,824         15,736
            ------------------------------------------------------------------------
                                                               25,920         23,996
            ------------------------------------------------------------------------

            Machine Tools
              Machines and machine tools                        2,457          2,936
              Service parts and accessories                     1,739          2,628
            ------------------------------------------------------------------------
                                                                4,196          5,564
            ------------------------------------------------------------------------
                                                         $     30,116   $     29,560
            ========================================================================

Note 4.     Fixed Assets

            Fixed assets are comprised as follows at: (In Thousands)

                                                             December 29,   December 30,
                                                                 2001           2000
            ----------------------------------------------------------------------------
            Land and buildings                               $     11,154   $      5,133
            Machinery and equipment                                17,347          9,279
            Furniture and fixtures                                  1,494          1,494
            Leasehold improvements                                    776            761
            Software                                                  891            453
            Transportation equipment                                  666            510
            ----------------------------------------------------------------------------
                                                                   32,328         17,630
            Less accumulated depreciation and amortization         10,279          8,987
            ----------------------------------------------------------------------------
                                                             $     22,049   $      8,643
            ============================================================================

            2001 machinery and equipment includes construction in process of $1,363,000. 2001 land and buildings includes construction in process of $2,115,000. The estimated cost to complete construction in process is immaterial.

            Depreciation expense was $995,000, $1,162,000 and $765,000 for each of the three years in the period ended December 29, 2001. Amortization expense was $71,000, $71,000 and $24,000 for each of the three years in the period ended December 29, 2001.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 5. Investments in, Advances to and Accounts Receivable from Joint Ventures and Affiliates

            Investment in, advances to and accounts receivable from joint ventures and affiliates consist of the following at: (In Thousands)

                                                                  December 29,   December 30,
                                                                      2001           2000
            ---------------------------------------------------------------------------------
            Investments:
              Shanghai General Bearing Company, Ltd.              $        822   $        972
              Ningbo General Bearing Company, Ltd.                          --          2,304
              Shanghai Pudong General Bearing Company, Ltd.                171            162
              Wafangdian General Bearing Company, Ltd.                     766            781
              NN General, LLC                                               --            230
              NNA, LLC (a)                                                  --            (82)
            ---------------------------------------------------------------------------------
                                                                         1,759          4,367
            ---------------------------------------------------------------------------------
            Advances and accounts receivable:
            Short Term
              Gussack Realty Company                                        --             37
              Shanghai Pudong General Bearing Company, Ltd. (b)             80             30
              Shanghai General Bearing Company, Ltd.                        18            124
              Wafangdian General Bearing Company, Ltd.                      16             13
              NN General, LLC                                               --             26
            ---------------------------------------------------------------------------------
                                                                           114            230
            ---------------------------------------------------------------------------------
            Long Term
              General IKL Corp. (c)                                        482            461
              Shanghai General  Bearing Company, Ltd. (d)                  600             --
              NN General, LLC                                               --          2,520
              NNA, LLC (a)                                                  --            127
            ---------------------------------------------------------------------------------
                                                                         1,082          3,108
            ---------------------------------------------------------------------------------
                                                                  $      2,955   $      7,705
            =================================================================================

            (a) NNA, LLC "(NNA"), a 33.33% owned joint venture with General, was formed in 2000 to market the products of JGBR. The Company advanced to NNA $127,000, including interest at the applicable federal rate for a period of 30 years. The rate in effect at December 30, 2000 was 5.98%. NNA was dissolved in the fourth quarter of 2001.

            (b) General contributed $150,000 in fiscal 1998 representing its interest in the registered capital. The advances related to inventory returned to SPGBC. General is not required to contribute additional capital.

            (c) Amounts receivable from and payable to General-IKL Corp., are subject to collection and repayment restrictions due to the sanctions imposed by the U.S. government on the countries comprising the Former Republic of Yugoslavia. General accrues interest on the balances due to and from this affiliate (see
                  Note 8).

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 5. Investments in, Advances to and Accounts Receivable from Joint Ventures and Affiliates, (Continued)

            (d) The advances relate primarily to a loan made by General prior to General's obtaining a 50% interest and operational control in February 2002 (see Note 1). Condensed financial data of SGBC are as follows: (In Thousands)

                  ---------------------------------------------------------------
                                                      December 29,   December 30,
                          Balance Sheet:                  2001           2000
                  ---------------------------------------------------------------
                  Current assets                      $      4,929   $      4,904
                  ---------------------------------------------------------------
                  Total assets                               8,201          7,945
                  ---------------------------------------------------------------
                  Current liabilities                        4,912          4,057
                  ---------------------------------------------------------------
                  Total liabilities                          4,912          4,057
                  ---------------------------------------------------------------
                  Stockholders' equity                       3,289          3,888
                  ---------------------------------------------------------------

                  -------------------------------------------------------------------
                                           December 29,   December 30,    January 1,
                    Income Statement:          2001           2000           2000
                  -------------------------------------------------------------------
                  Net sales                $     13,763   $     17,980   $     17,131
                  -------------------------------------------------------------------
                  Gross Profit                    1,067          2,512          1,673
                  -------------------------------------------------------------------
                  Operating income                  239          1,699            773
                  -------------------------------------------------------------------
                  Net income                         83            835            567
                  -------------------------------------------------------------------

Note 6.     Note Payable - Banks

            JGBR has short term unsecured notes payable aggregating $4,636,000, with various interest rates ranging from 5.12% to 5.36%, maturing throughout 2002.

            W.M. Works has an $800,000 line of credit. Borrowings against the line at December 29, 2001 amounted to $779,000. The line of credit, secured by land and buildings of approximately $1,400,000, contains no major covenants. Interest on outstanding obligations is payable at 11.5% per year. The line of credit expires on October 8, 2002.

Note 7.     Accrued Expenses and Other Current Liabilities

            Accrued expenses and other current liabilities consist of the following: (In Thousands)

            --------------------------------------------------------------------
                                                     December 29,   December 30,
                                                         2001           2000
            --------------------------------------------------------------------
            Payroll and related benefits             $        929   $        880
            Insurance                                         280            440
            Customer deposits                                 197          1,518
            Sales commissions                                 189            238
            Sales rebates                                     212            162
            Swap obligations                                  727             --
            Dividend payable                                  424             --
            Professional Fees                                 260            364
            Other                                           1,442          1,021
            --------------------------------------------------------------------
            Total                                    $      4,660   $      4,623
            --------------------------------------------------------------------

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 8.     Long-Term Debt

            Long-term debt consists of the following at: (In Thousands)

                                                        December 29,    December 30,
                                                            2001            2000
            ------------------------------------------------------------------------
            Bank and other:
            Bank revolving line of credit (a)           $     12,747    $     14,753
            Notes payable (b)                                  6,470              --
            Long-term lease obligations (See Note 15)            663             845
            ------------------------------------------------------------------------
                                                              19,880          15,598
            Less current maturities                             (381)           (182)
            ------------------------------------------------------------------------
                                                              19,499          15,416
            Affiliates:
            General - IKL Corp. (see Note 5(c))                1,081           1,038
            ------------------------------------------------------------------------
            Total long-term debt                        $     20,580    $     16,454
            ========================================================================

            (a) General is obligated to a bank under a revolving line of credit, which expires on April 30, 2003. The credit agreement provides General with a secured line of credit of up to $21 million for acquisitions, working capital and general corporate purposes. The maximum amount available is reduced by outstanding letters of credit. Interest on outstanding obligations is payable at either the bank's prime rate plus up to 1.00%, or LIBOR plus 1.00% to 2.00%. These percentages are determined quarterly based upon the financial performance of General. The average monthly rate in effect at December 29, 2001 was 6.36%. Also based upon the financial performance of General is a commitment fee of either .125% or .25% of unused availability. The loan is secured by General's assets. The credit agreement also contains certain restrictive covenants, which include, among others, maintenance of financial ratios relating to funded debt, fixed charge coverage and interest coverage and limitations on capital expenditures and investments. General is in compliance with all of its loan covenants.

                  As of December 29, 2001, borrowing under the credit line amounted to $12,747,000, and letter of credit commitments under this credit line amounted to $1,974,000.

                  As of December 29, 2001, General had $8.1 million outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the year ended December 29, 2001, the Company's interest rate swap agreement resulted in additional expense of approximately $270,000.

            (b) JGBR has various long term unsecured notes payable aggregating $2,512,000, with interest at 5.36% maturing between October 2003 and July 2005.

                  General has a long term note payable of $3,105,000. The interest rate on the note is the 30 day LIBOR plus 1.5%. Annual principal installments of $200,000 plus accrued interest are to be made beginning December 2002, and continuing thereafter through December 2005. In December 2006, the outstanding principal balance is payable.

                  World Machinery Works has a long term loan with a bank aggregating $118,000, with an interest rate of 12% maturing in October 2004. Additionally, World Machinery Works has a note payable in the amount of $534,000 at an interest rate of 8%. It is expected that the note will be capitalized in 2002.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 8.     Long-Term Debt, (Continued)

            Long term debt as of December 29, 2001 is payable as follows: (In Thousands)

            --------------------------------------------------------------------
            2002                                                         $   381
            2003                                                          13,763
            2004                                                           1,143
            2005                                                           1,554
            2006                                                           2,505
            Thereafter                                                       534
            --------------------------------------------------------------------
                                                                         $19,880
            ====================================================================

Note 9.     Income Taxes

            Federal, state and local income taxes consist of the following for the fiscal year ended : (In Thousands)

                                   December 29,    December 30,     January 1,
                                       2001            2000            2000
            -------------------------------------------------------------------
            Deferred:
              Federal              $        299    $       (358)   $       (977)
              State and local                38               4             (34)
              Foreign                      (195)            142              --
            -------------------------------------------------------------------
                                            142            (212)         (1,011)
            -------------------------------------------------------------------
            Current:
              Federal                      (431)           (912)           (656)
              State and local              (118)            (96)           (238)
              Foreign                       (41)            (91)           (152)
            -------------------------------------------------------------------
                                           (590)         (1,099)         (1,046)
            -------------------------------------------------------------------
                                   $       (448)   $     (1,311)   $     (2,057)
            ===================================================================

            The major elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate are as follows:

                                                           December 29,     December 30,      January 1,
                                                               2001             2000             2000
            ---------------------------------------------------------------------------------------------
            Statutory rate                                         34.0%            34.0%            34.0%
            Increase / (decrease) in valuation allowance          (50.6)            55.2             19.7
            State and local income taxes
              less federal income tax benefit                       6.6              3.9             10.5
            Tax effect of differences between
            U.S. statutory & foreign effective rates                6.4             10.9              8.6
            Equity in (income) loss of affiliates                  (1.7)           (14.6)            (1.4)
            Dividends recorded                                     53.9              8.1               --
            Other differences                                     (10.8)           (13.6)           (16.7)

            ---------------------------------------------------------------------------------------------
                Effective rate                                     37.8%            83.9%            54.7%
            =============================================================================================

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 9.     Income Taxes, (Continued)

            Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows: (In Thousands)

                                                             December 29,    December 30,
                                                                 2001            2000
            -----------------------------------------------------------------------------
            Gross deferred tax assets
              Accounts receivable and inventory allowances   $        477    $        392
              Net operating loss carryforwards                      1,464           1,930
              Foreign losses                                          613             613
              All other                                               345             399
            -----------------------------------------------------------------------------
                                                                    2,899           3,334
            Gross deferred tax liabilities
              Plant and equipment depreciation differences           (204)           (232)
              All other                                               (95)            (44)
            -----------------------------------------------------------------------------
                                                                    2,600           3,058
            Valuation allowance                                    (2,289)         (2,888)
            -----------------------------------------------------------------------------
            Net deferred tax asset                           $        311    $        170
            =============================================================================

            The Company has provided a valuation allowance against all of the deferred tax assets of World and WMW.

            The valuation allowance has increased / (decreased) by ($599,000), $861,000 and $335,000 in 2001, 2000 and 1999, respectively.

            As of December 29, 2001, the Company had aggregate federal tax loss carryovers of approximately $4.0 million, which may be used to offset future taxable income of certain of its subsidiaries, expiring at various dates through the year 2019.

            As of December 29, 2001, cumulative foreign losses amounted to approximately $2.5 million. The Company has provided a valuation allowance against those losses.

Note 10.    Discretionary Profit-Sharing Plan

            The Company maintains a profit sharing plan covering eligible salaried and nonunion employees. Contributions are made to the plan at the discretion of the management of the Company. The Company recorded expense of approximately $0, $178,000 and $165,000 in fiscal 2001, 2000 and 1999, respectively.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 11.    Other Expenses, Net

            Other expenses consist of the following for the fiscal years ended:
            (In Thousands)

                                               December 29,    December 30,     January 1,
                                                   2001            2000            2000
            -------------------------------------------------------------------------------
            Interest expense                   $     (1,352)   $     (1,335)   $     (1,563)
            Interest income                             204             190             192
            -------------------------------------------------------------------------------

            Interest, net                            (1,148)         (1,145)         (1,371)
            Equity in income of affiliates               60             669             181
            Foreign currency exchange gains/
              (losses)                                   40               2            (874)
            Legal settlement                           (763)             --              --
            Other                                        94             175              --
            -------------------------------------------------------------------------------
                                               $     (1,717)   $       (299)   $     (2,064)
            ===============================================================================

Note 12.    Transactions with Affiliates

            General made purchases of approximately $11.4 million, $26.7 million and $23.8 million from its joint ventures and affiliates in fiscal 2001, 2000, and 1999, respectively.

            From 1995 through May 2001, the Company and Gussack Realty Company ("Realty"), an entity owned by the principal stockholders of General, were plaintiffs and counterclaim defendants in an action against Xerox for contamination to real property owned by Realty and previously leased by the Company from Realty. The action resulted in a judgment against Xerox for $1,111,483 (including sanctions awarded of $27,898) which, together with interest of $883,048 amounted to a total recovery of $1,994,530. The jury rejected Xerox's counterclaim in its entirety.

            Inasmuch as the judgment against Xerox was expressly for damage to Realty's property, and Realty expended $2.5 million in both the prosecution of Realty's and the Company's claims, and defense of Xerox's counterclaims against Realty and the Company, on May 29, 2001, the Company and Realty entered into an agreement whereby (i) the Company waived any interest in the judgment, (ii) the Company agreed to reimburse Realty $763,387 over the next four years with interest at 8.4% per annum from the date of the agreement, representing 30% of the litigation costs in the action and (iii) Realty released the Company from any further claims for indemnification for litigation expenses in connection with the action. The reimbursement will be paid to Realty in the form of additional rent payments by the Company of $18,780.17 per month for 48 months beginning in June, 2001. At December 29, 2001, the Company has charged operations for the entire amount of the settlement and has paid $131,000 toward this agreement.

            The Company leases property from Realty. The Company entered into a lease agreement with Realty for its new premises effective November 1, 1996 for an initial term of seven years. Rent and real estate taxes paid to this affiliate totaled $1,242,000, $1,302,000 and $1,189,000 in fiscal 2001, 2000, and 1999, respectively.

            The amounts receivable from and payable to General-IKL Corp., a corporate joint venture with a manufacturer located in the former Republic of Yugoslavia, are restricted due to suspension, by the United States government, of certain economic activity with that country. The Company accrues interest on the balances due to and from this affiliate.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 13.    Stock Options

            In September 1996, General adopted the 1996 Stock Option and Performance Award Plan ("1996 Plan"), which authorizes the granting to directors, officers and key employees of General of incentive or non-qualified stock options, performance shares, restricted shares and performance units. The 1996 plan covers up to 500,000 shares of common stock.

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

            Options are not transferable, except upon the death of the optionee. Upon death of an optionee, vested options are exercisable according to the original term of the option grant. In general, upon termination of employment of an optionee, all options granted to such person which are not exercisable on the date of such termination immediately expire, and any options that are exercisable expire three months following termination of employment if such termination is not the result of death or retirement and one year following such termination if such termination was because of death, retirement, disability or with the consent of General.

            General estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the year ended December 29, 2001: no dividend yield, expected volatility of 54.0%, risk free interest rate of 5.0% and expected life of 10 years. For the year ended January 1, 2000, the weighted average assumptions used for grants were: no dividend yield, expected volatility of 45.8%, risk free interest rate of 5.0% and expected life of 10 years. If compensation cost for General's stock option plan had been determined in accordance with SFAS No. 123, consolidated net income would have been reduced by approximately $138,000 or $.03 per diluted share, $161,000 or $.04 per diluted share, and $169,000 or $.04 per diluted share for the fiscal years ended 2001, 2000, and 1999, respectively. The following table summarizes information about General's stock options outstanding at December 29, 2001:

                                                Options Outstanding
                                -----------------------------------------------
                                                  Weighted Average     Weighted
                                   Number      Remaining Contractual   Average
                                Outstanding        Life (Years)          Price
            -------------------------------------------------------------------
            Exercise prices:
              $3.75 to $3.80          95,000            9.4            $   3.75
              $7.00 to $7.70         242,800            4.5                7.16
            ===================================================================

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 13.    Stock Options, (Continued)

            Transactions under the stock option plan are summarized as follows:

                                                     December 29,               December 30,               January 1,
                                                         2001                       2000                       2000
                                               ------------------------   ------------------------   ------------------------
                                                              Weighted                   Weighted                   Weighted
                                                              Average                    Average                    Average
                                                              Exercise                   Exercise                   Exercise
                                                 Shares         Price       Shares        Price        Shares        Price
            -----------------------------------------------------------------------------------------------------------------
            Outstanding at beginning of year      245,300    $     7.16      259,800    $     7.15      269,550    $     8.72
            Granted                                95,000          3.75           --            --        5,000          7.63
            Exercised                                  --            --           --            --       (6,000)         7.00
            Canceled                               (2,500)         7.00      (14,500)         7.00       (8,750)         7.00
            -----------------------------------------------------------------------------------------------------------------
            Outstanding at end year               337,800          6.20      245,300          7.16      259,800          7.15
            =================================================================================================================
            Options exercisable at year end       185,250          7.20      137,850          7.20       84,450          7.20
            =================================================================================================================
            Weighted average fair value of
              options granted during the year                $     2.06                 $       --                 $     4.30
            =================================================================================================================

            In addition, General has 90,000 warrants outstanding with an exercise price of $9.80. These warrants expire in February 2002.

Note 14.    Earnings per share

            (In Thousands except shares and per share data)

                                                                          Year Ended
                                                          ------------------------------------------
                                                          December 29,   December 30,    January 1,
                                                              2001           2000           2000
                                                          ------------------------------------------
            Net income available to common stockholders   $        638   $      1,879   $      2,244
                                                          ------------------------------------------
            Basic earnings per share computation:

            Weighted Average Common shares Outstanding       4,108,993      4,109,565      4,112,453
                                                          ------------------------------------------
            Basic earnings per share                               .16            .46            .55
                                                          ------------------------------------------
            Diluted earnings per share computation:
            Weighted Average Common shares Outstanding       4,108,993      4,109,565      4,112,453
            Incremental shares from assumed exercise of
            dilutive options                                        --             --            149
                                                          ------------------------------------------
                                                             4,108,993      4,109,565      4,112,602
                                                          ------------------------------------------
             Diluted earnings per share                   $        .16   $        .46   $        .55
                                                          ------------------------------------------

            For the years ended December 29, 2001, December 30, 2000 and January 1, 2000, 427,800, 335,300 and 349,800 options and warrants outstanding, respectively, were anti-dilutive.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 15.    Commitments, Contingencies and Other Comments

            Operating Lease: The Company leases its premises from Realty.
            ----------------

            The future minimum annual rentals under the lease with Realty are as follows: (In Thousands)

            --------------------------------------------------------------------
            2002                                                      $    1,036
            2003                                                           1,098
            2004                                                           1,152
            2005                                                           1,164
            2006                                                           1,222
            --------------------------------------------------------------------
                                                                      $    5,672
            ====================================================================

            Rent expense was $1,026,000, $1,166,000 and $968,000 in fiscal 2001,
            2000, and 1999, respectively.

            Capital Leases:
            ---------------

            The Company also leases certain equipment under capital leases. The assets acquired under capital leases have a cost of $996,000 and accumulated depreciation of $249,000 as of December 29, 2001. Interest rates on the Company's capital leases range from 6.90% to 9.6425%.

            The following is a schedule, by year, of approximate future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payment at December 29, 2001. (In Thousands)

            --------------------------------------------------------------------
            Payment for the year ending:
              2002                                                      $    223
              2003                                                           242
              2004                                                           235
              2005                                                            50
              2006                                                            --
            --------------------------------------------------------------------
              Total minimum lease payments                                   750
              Less: amount representing interest                              87
            --------------------------------------------------------------------

              Present value of net minimum lease payments                    663
              Less: current portion                                          180
            --------------------------------------------------------------------
              Long-term lease obligation                                $    483
            ====================================================================

            General has a management consulting and non competition agreement with a former officer and shareholder. The agreement, which commenced as of January 1, 2000, provides for monthly payments aggregating $55,000 per annum for ten years. As of December 29, 2001 future payments required under the agreement total $442,000.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 15.    Commitments, Contingencies and Other Comments, (Continued)

            The Company advanced $1,750,000 plus incidental costs to WMG. Pursuant to related shareholder agreements, the Company (a) owns 60% of WMG (b) WMG assumed World's contractual obligation to invest $5.2 million in World Machinery Works over five years and agreed to indemnify and hold the Company harmless as to such obligation. The investment may be made in cash, machinery, equipment, services, "know how", or any equivalent thereof in any combination. In the event WMG does not make a scheduled investment in World Machinery Works, it must pay the State Ownership Fund of Romania ("SOF") a penalty equal to 30% of such amount not invested. The contract with SOF provides for investment of $2,720,000 in 2002, of which $400,000 has already been paid.

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

            On February 13, 2002, the American Bearing Manufacturers Association filed a petition ("ABMA Petition") on behalf of the U.S. ball bearing industry with both the United States International Trade Commission ("ITC") and United States Department of Commerce ("DOC") seeking the imposition of antidumping duties on imports of ball bearings from the People's Republic of China. In antidumping proceedings generally, ITC conducts an investigation as to whether sales of the imported products which are the subject of the petition ("Products") have caused or threatened material injury to the subject U.S. industry ("Material Injury Investigation"). DOC conducts a separate investigation to determine if the Products have been sold in the U.S. at less than fair value, as determined by Commerce based upon an estimate of the foreign market value of the Product (i.e. the price at which the same or similar merchandise is sold or offered for sale in the principal markets of the home market country) ("Dumping Investigation") . If the ITC finds that the U.S. industry has been or is threatened with material injury by sales of the Product in the U.S. and Commerce finds that the Products have been sold at less than fair value, Commerce enters an order imposing duties on the unfairly traded Products equal to the percentage difference between the selling prices in the U.S. and the foreign market value ("Antidumping Order"). Exporters who are subject to the Antidumping Order are required to post antidumping deposits with U.S. Customs Service on each shipment of Product into the U.S. The duty rates fixed in the Antidumping Order are subject to annual review by Commerce.

            Based on the ABMA Petition, the ITC has commenced its Material Injury Investigation and Commerce has initiated its Dumping Investigation. The Company and its joint ventures in the PRC believe that they do not engage in dumping, will vigorously defend the action, and expect that the proceeding will not have a material impact on their operations. Nonetheless, adverse findings by ITC and DOC could result in the imposition of antidumping duties on ball bearings and parts thereof from NGBC, JGBR, WGBC and/or SPGBC for sale in the U.S. by the Company.

            JGBR is the guarantor of certain obligations of an unrelated third party totaling $2,651,000 at December 29, 2001.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 16.    Segment and Geographic Information

            The Company has adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise replacing the "industry segment" approach with the "management" approach. The management approach designates the Internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

            During 2001, the Company redefined its operating segments to more accurately reflect those used by management. Prior period information has been restated.

            The Company operates in two segments: Bearings, which manufactures bearings and bearing components for OEMs and distributors; and Machine Tools, which manufactures machine tools for dealers and manufacturers.

            The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

            The following tables present information about the Company's business segments and geographic data: (In Thousands)

                                                           2001
            -----------------------------------------------------------------
                                                         Machine
                                              Bearings     Tools       Total
            -----------------------------------------------------------------

            Net sales to External Customers   $ 44,474   $ 11,179    $ 55,653
            Gross profit                        13,203      4,312      17,515
            Operating income / (loss)            3,179       (278)      2,901
            Depreciation/amortization              937        129       1,066
            Capital expenditures                 2,511         44       2,555
            Total assets                      $ 63,871   $ 12,753    $ 76,624
            -----------------------------------------------------------------

                                                           2000
            -----------------------------------------------------------------
                                                          Machine
                                               Bearings    Tools       Total
            -----------------------------------------------------------------
            Net sales to External Customers    $50,270    $  9,123    $59,393
            Gross profit                        15,549       2,927     18,476
            Operating income                     4,560      (2,699)     1,861
            Depreciation/amortization              603         630      1,233
            Capital expenditures                   840         108        948
            Total assets                       $41,031    $ 14,233    $55,264
            -----------------------------------------------------------------

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 16.    Segment and Geographic Information, (Continued)

                                                          1999
            -----------------------------------------------------------------
                                                           Machine
                                                Bearings    Tools      Total
            -----------------------------------------------------------------
            Net sales to External Customers     $51,788    $12,550    $64,338
            Gross profit                         15,770      5,182     20,952
            Operating income / (loss)             5,593        232      5,825
            Depreciation/amortization               569        220        789
            Capital expenditures                    569        162        731
            Total assets                        $36,127    $17,213    $53,340
            -----------------------------------------------------------------

            ---------------------------------------------------------------
                                 December 29,   December 30,    January 1,
                                     2001           2000           2000
            ---------------------------------------------------------------

            Long lived Assets:

                 United States   $      3,593   $      3,351   $      2,968

                 Europe                 5,083          5,292          5,878

                 Asia                  13,373             --             --
            ---------------------------------------------------------------

            Total                $     22,049   $      8,643   $      8,846

            ---------------------------------------------------------------

            ---------------------------------------------------------------
                                 December 29,   December 30,    January 1,
                                     2001           2000           2000
            ---------------------------------------------------------------

            Sales:

                 United States   $     45,967   $     52,618   $     54,706

                 Europe                 7,772          4,251          7,572

                 Other                  1,914          2,524          2,060

            ---------------------------------------------------------------

            Total                $     55,653   $     59,393   $     64,338

            ---------------------------------------------------------------

            In fiscal 2001, 2000 and 1999, the Company had one customer that represented approximately 19%, 17% and 13% of total sales, respectively. These sales are included in the Bearing segment.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 17.    Supplemental Cash Flow Information

            The Company paid interest in the amount of $1,172,000 in fiscal 2001, $1,323,000 in fiscal 2000 and $1,502,000 in fiscal 1999, and income taxes of $318,000, $1,415,000 and $1,352,000 in fiscal 2001,
            2000 and 1999, respectively.

            During fiscal 2001, the Company increased its equity interest in NGBC and JGBR resulting in the consolidation of these entities. The fair value of assets acquired at the date the Company increased its equity interests was approximately $9,577,000 and the Company assumed liabilities of approximately $4,450,000. Total cash paid in these transactions was approximately $1,822,000 and the Company issued debt amounting to approximately $3,305,000.

            The Company distributed a note receivable from Realty, in the amount of $1,594,000, to the former shareholders of World prior to the acquisition described in Note 2.

            During fiscal 2000, the Company had a non-cash financing activity of $207,000 whereby options to purchase 50,000 shares previously issued for services rendered were exercised. The option was previously granted by World for the right to purchase from World 50,000 shares that World held in General.

            The Company entered into a lease for new equipment in 2000 in the amount of $19,000.

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

Note 18.    Subsequent Events

            In February 2002, General agreed to increase its investment in SGBC to 50% and assumed control of the operations. In consideration for this transaction, General contributed $1,000,000 in cash in 2002 and will contribute $1,000,000 and $1,000,000 in 2003 and 2004, respectively.

Note 19. Quarterly Financial Data (In Thousands except for per share data - Unaudited)

            ------------------------------------------------------------------------
                                                                Basic       Diluted
            2001          Net Sales    Gross    Net Income    Earnings     Earnings
                                       Profit                 Per Share    Per Share
            ------------------------------------------------------------------------
            First Qtr.    $   13,565   $4,559   $      524    $     .13    $     .13

            Second Qtr.       14,937    4,891          (29)        (.01)        (.01)

            Third Qtr.        13,240    4,071          280          .07          .07

            Fourth Qtr.       13,911    3,994         (137)        (.03)        (.03)
            ------------------------------------------------------------------------

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 19. Quarterly Financial Data (In Thousands except for per share data - Unaudited), (Continued)

            --------------------------------------------------------------------------
                                       Gross                    Basic        Diluted
            2000          Net Sales    Profit   Net Income    Earnings      Earnings
                                                              Per Share     Per Share
            --------------------------------------------------------------------------
            First Qtr.    $   18,450   $6,090   $    1,569    $      .38    $      .38

            Second Qtr.       16,343    5,416          865           .21           .21

            Third Qtr.        14,602    4,974          594           .14           .14

            Fourth Qtr.        9,998    1,996       (1,149)         (.27)         (.27)
            --------------------------------------------------------------------------

            Sales:

            Second Quarter 2001: The increase is mainly due to 3 large machines sold by WMG.

            Third Quarter 2001: The sales volume decrease was mainly due to the seasonality in the Bearing segment as well as the worsening economic conditions in the Company's industrial markets.

            Second Quarter 2000: There were no major variances in the Company's core businesses compared to the first quarter. However, taken in the aggregate, the sales volume decreased due to the strength of the first quarter.

            Third Quarter 2000: The sales volume decrease was mainly due to the seasonality in the Bearing segment as well as the beginning of an economic slowdown in the Company's industrial markets.

            Fourth Quarter 2000: The sales volume decrease was primarily attributable to worsening economic conditions in the Company's industrial markets and adjustments at WMG related to a billing error and the timing of sales recognition totaling $1,292,000 originally recorded in prior quarters.

            Net income:

            Second Quarter 2001: The decrease in net income is primarily related to a one time charge of $763,000 for an agreement reached between the Company and Gussack Realty, allocating the proceeds and litigation costs from the litigation with Xerox. The reimbursement will be paid to Gussack Realty in the form of additional rent payments by the Company of $18,780.17 per month for 48 months beginning in June 2001.

            Third Quarter 2001: The increase in net income is due to the one time charge of $763,000 that the Company incurred in the second quarter partially offset by the effect of the reduced sales volume in the Bearing segment.

            Fourth Quarter 2001: The decrease in net income is primarily due to a $350,000 increase to the allowance for doubtful accounts in the Bearing segment.

            Second Quarter 2000: The decrease in net income was due to the effect of the reduced sales volume coupled with a reduction in gross margins in the Machine Tool segment.

            Fourth Quarter 2000: The decrease in net income in the Bearing segment was primarily due to the reduced sales volume coupled with a reduction in gross margins including increased inventory provisions ($544,000). The decrease in the Machine Tool segment was mainly due to the reduced sales volume and adjustments mentioned above as well as increased operating expenses including a write-down of assets no longer in use ($501,000).

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 20.    Allowance for Doubtful Accounts

            A summary of the changes in the Company's allowance for doubtful accounts and the resulting charge to earnings for each of the three years in the period ended December 29, 2001 are as follows:

                                                        Balance at    Charged to
                                                        Beginning of  Costs and                   Balance at
                        Description                       Period      Expenses    Deductions (1)  End of Period
                        -----------                       ------      --------    --------------  -------------
            Year Ended January 1, 2000
               Allowance for Doubtful Accounts          $400          $460 (2)    $122            $738
                                                        ----          ----        ----            ----
                                                        $400          $460        $122            $738
                                                        ====          ====        ====            ====

            Year Ended December 30, 2000
               Allowance for Doubtful Accounts          $738          $280         $30            $988
                                                        ----          ----        ----            ----
                                                        $738          $280         $30            $988
                                                        ====          ====        ====            ====

            Year Ended December 29, 2001
               Allowance for Doubtful Accounts          $988          $428        $542            $874
                                                        ----          ----        ----            ----
                                                        $988          $428        $542            $874
                                                        ====          ====        ====            ====

Note: (1)   Uncollectible accounts written off net of recoveries.

      (2)   Acquisition of WMG results in addition to reserve totaling $418,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      On December 19, 2001 General filed a Report on Form 8-K, dated December 12, 2001 containing the following:

      (i) On December 12, 2001, the Company dismissed BDO Seidman, LLP ("BDO"), who was previously engaged as the principal accountant to audit the Company's financial statements. Going forward the Company will use the firm of Urbach Kahn & Werlin, LLP ("UKW") as its principal independent accountant. Prior to its engagement, UKW was not consulted by or on behalf of the Company regarding the application of accounting principles to any specified transaction or the type of audit opinion that might be rendered on the Company's financial statements or as to any matter which might have constituted a disagreement or reportable event within the purview of Item 304 of Regulation S-K;

      (ii) BDO's reports on the Company's financial statements for the past two years did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles;

      (iii) The decision to change accountants was recommended by the audit committee of the board of directors and authorized by the board of directors;

      (iv) During the two most recent fiscal years and the subsequent interim period preceding the dismissal of BDO, there have been no disagreements between the Company and BDO on any matter of accounting principles, practices, financial statement disclosure, or auditing scope of procedure;

      (v) None of the kinds of events listed in Item 304 (a)1(v) (A) through (D) of Regulation S-K have occurred within the Company's two most recent fiscal years and the subsequent interim period preceding the dismissal of BDO.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The directors and executive officers of the Company are as follows:

       NAME                         AGE          POSITION
       ----                         ---          --------

      Seymour I. Gussack.............78       Chairman of the Board of Directors
      David L. Gussack...............45       President and Director
      Robert E. Baruc................50       Director
      Peter Barotz...................74       Director
      Nina M. Gussack................46       Director
      Barbara M. Henagan.............43       Director
      Fred Groveman..................65       Director
      Alistair G. Crannis............54       Vice President - Sales &
                                                Marketing
      Corby W. Self..................45       Vice President - Ball & Roller
                                                Operation
      William F. Kurtz...............44       Vice President - Director of
                                                Operations
      Joseph J. Hoo..................67       Vice President - Advanced
                                                 Technology and China Affairs
      Barry A. Morris................47       Chief Financial Officer
      John E. Stein, Esq.............45       Secretary & General Counsel

Set forth below is certain additional information with respect to the Directors, and executive officers.

      SEYMOUR I. GUSSACK founded the Company in 1958 and has served as Chairman of the Board of Directors and a Director of General Bearing since its formation. Seymour I. Gussack is also the Chairman of the Board of Directors and a Director of World and a partner of Realty. See "Certain Relationships and Related Transactions". Seymour I. Gussack's son is David L. Gussack, President of the Company and a Director.

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

      CORBY W. SELF has served as Vice President - Ball & Roller Operations since January 2002. Prior to his appointment, Mr. Self spent eleven years at NN Inc., a manufacturer of precision steel balls and rollers. There he progressed from Quality Management to Operations Management, with full responsibility for four plants. His early experience included quality management positions with Eaton Corporation and CMI Corporation. Mr. Self obtained a BS in Computer Science / Management from Johnson and Wales University in 1984.

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

      BARBARA M. HENAGAN was elected a Director of the Company on March 30, 1999. Ms. Henagan is presently Managing Director of Linx Partners. Previously Ms. Henagan was Senior Managing Director of Bradford Ventures Ltd. She is also a Director of Hampton Industries, V-Span, Inc. and Batteries Batteries, Inc. Ms. Henagan is a graduate of Princeton University and Columbia University's MBA program.

      FRED GROVEMAN was elected a Director of the Company on April 4, 2002. Mr. Groveman, a CPA, is currently a partner in FB & Co., LLP Financial Advisors and Consultants, located in New York City. From 1958 to 1998 Mr. Groveman was associated with Ferro Berdon & Co., CPA's and Consultants and was the Managing Partner of that firm for over 20 years.

      Directors hold office until the next annual meeting of stockholders following their election, or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

      The standing committees of the Board of Directors are the Audit Committee, the Compensation/ Stock Option Committee and the Insider Trading Compliance Committee.

      The Audit Committee of the Board of Directors consists of three directors, Peter Barotz, Fred Groveman and Barbara M. Henagan. Based on its charter, the Audit Committee is to review the outside auditor designated by management and render to the Board any of the Committee's comments and/or recommendations relating to such auditor; meet with the outside auditor at least once per year to discuss any issues raised by the auditor and report back to the Board for its consideration; hold at least one meeting per year; submit the minutes of all meetings of the Audit Committee to, or discuss matters discussed at each meeting with the Board; ensure receipt from the outside auditor of a formal written statement delineating all relationships between the auditor and the Company, consistent with Independence Standards Board Standard 1; actively engage in a dialogue with the outside auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the auditor; take, or recommend that the Board take, appropriate action to oversee the independence of the outside auditor; and review and assess the adequacy of the Audit Committee charter on an annual basis.

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

Item 11. Executive Compensation

      The following table sets forth the aggregate compensation paid for services rendered in all capacities to the Company's most highly compensated executive officers during the fiscal year ended December 29, 2001:

                                             ANNUAL
                                          COMPENSATION(1)            LONG-TERM COMPENSATION
--------------------------------------------------------------------------------------------------------
                                                                  Restricted
Name and                           Fiscal    Salary     Bonus        Stock      Stock         All Other
Principal Position                   Year      $          $          Awards    Options#     Compensation
--------------------------------------------------------------------------------------------------------
David L. Gussack, President         2001    315,495     75,287         --      20,000          5,620 (3)
                                    2000    307,789     62,213         --          --         25,000 (4)
                                    1999    221,927     75,133         --      20,000 (2)         --

Alistair G. Crannis, VP Sales       2001    147,231      7,133         --       5,000             --
    & Marketing                     2000    143,635     13,825         --          --             --
                                    1999    133,356     19,401         --      10,000 (2)         --

Barry A. Morris, Chief Financial    2001    126,198      6,115         --       5,000             --
    Officer                         2000    123,116     11,850         --          --             --
                                    1999    120,000     18,462         --      10,000 (2)         --

Joseph J. Hoo, V.P. Advanced        2001    131,456      6,370         --       5,000             --
    Technology & China Affairs      2000    128,281     12,345         --          --             --
                                    1999    118,680     16,604         --       5,000 (2)         --

William F. Kurtz, V.P. Director     2001    112,304      5,442         --       5,000             --
     of Operations                  2000    104,817     12,078         --          --             --
                                    1999    101,694     15,341         --       5,000 (2)         --

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option
Values

----------------------------------------------------------------------------------------------------------
                                                              Number of Securities    Value of Unexercised
                                                             Underlying Unexercised   In-the-Money Options
                                                                   Options at         at December 29, 2001
                                                                December 29, 2001
                                                             ---------------------------------------------
          Name        Shares Acquired on    Value Realized        Exercisable/            Exercisable/
                           Exercise                $              Unexercisable           Unexercisable
                               #
----------------------------------------------------------------------------------------------------------
David L Gussack                         0          0              60,000 / 25,000                      N/A
Alistair G. Crannis                     0          0               6,000 /  9,000                      N/A
Barry A. Morris                         0          0               7,500 /  7,500                      N/A
Joseph J. Hoo                           0          0              13,500 / 11,500                      N/A
William F. Kurtz                        0          0               9,800 / 10,000                      N/A

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

Other Arrangements (1):

      In 2001, Seymour I. Gussack, Chairman of the Board of Directors, received salary of $247,138, bonus of $71,975, other compensation of $5,620 (3) and was granted 20,000 stock options. In 2002, he will receive salary and bonus as approved by the Compensation/Stock Option Committee of the Board of Directors.

(1) Perquisites and other personal benefits are not included because they do not exceed the lesser of $50,000 or 10% of the total base salary and annual bonus for the named executive officer.
(2)   Repricing.
(3)   Board compensation: 2,000 shares at $2.81 per share, issued in 2002.
(4) Board compensation: 4,000 shares at $6.25 per share, issued in 2001 (2,000 shares earned in 1999 & 2,000 shares earned in 2000).

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of the date of this Report, certain information concerning the beneficial ownership of Common Stock as to each director and current executive officer of the Company, and each person who, to the Company's knowledge, beneficially owns more than 5% of the outstanding Common Stock.

                                  NUMBER OF
                                  SHARES
NAME AND ADDRESS OF               BENEFICIALLY      PERCENTAGE OF SHARES
BENEFICIAL OWNER                  OWNED (1)         BENEFICIALLY OWNED (1)
----------------                  ------------      ----------------------

David L. Gussack                  726,250 (2,3)              17.4%

Estate of Harold Geneen           615,284                    15.2%

Nina M. Gussack                   617,472 (2,4)              15.2%

Seymour I. Gussack                345,186 (2,5)               8.5%

Amy Gussack                       380,970 (2,6)               9.4%

Robert E. Baruc                   360,578 (2,7)               8.9%

Joseph Hoo                         80,829 (8)                 2.0%

William F. Kurtz                   13,250 (9)                  *

Barry A. Morris                     9,750 (10)                 *

Peter Barotz                        9,000 (11)                 *

Alistair Crannis                    9,250 (12)                 *

Barbara Henagan                     9,750 (13)                 *

All Directors and Executive
 Officers as a Group            2,539,035                    61.5%

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

(3) Includes 13,080 shares owned by his spouse, 4,076 shares owned by his spouse's daughter, over which his spouse has voting power, 8,978 shares owned by his daughter, over which he has voting power, and 125,000 vested options as of June 30, 2002.

(4) Includes 13,280 shares owned by her spouse, 9,752 shares owned by her children over which she has voting power, and 5,000 vested options as of June 30, 2002.

(5) Includes 5,000 vested options as of June 30, 2002.

(6) Includes 13,080 shares owned by her spouse.

(7) Includes 304,664 shares owned by his spouse, 22,032 shares owned by his children over which he has voting power, and 5,000 vested options as of June 30, 2002.

(8) Includes 17,250 vested options as of June 30, 2002.

(9) Includes 13,050 vested options as of June 30, 2002.

(10) Includes 8,750 vested options as of June 30, 2002.

(11) Includes 5,000 vested options as of June 30, 2002.

(12) Includes 9,250 vested options as of June 30, 2002.

(13) Includes 3,750 vested options as of June 30, 2002.

Item 13. Certain Relationships and Related Transactions

ACQUISITION OF WORLD

      In July 2000, General Bearing Corporation ("General"), acquired 100% of World Machinery Company ("World"), which, prior to the acquisition, owned 74.8% of the outstanding common stock of General. World was principally owned by members of General's Board of Directors and senior management. World's principal business is the manufacture and sale of machine tools, however, it also holds two bearing joint ventures for General's benefit. This combination has been accounted for in a manner similar to a pooling of interests. Prior periods have been restated as if the companies have always been combined. In consideration for this transaction, General issued 3,140,000 shares of its common stock, $.01 per share par value. 2,950,000 shares of General's common stock, owned by World, are now carried as treasury stock. Net shares issued (190,000) for the acquisition are considered outstanding for all periods presented.

In the acquisition transaction the following individuals, all former shareholders of World, received the number of restricted shares of Company common stock indicated:

Name & Relationship to Registrant                                          Number of Shares
-------------------------------------------------------------------------------------------
Seymour Gussack, Chairman of the Board                                     393,786

David Gussack, President, Director                                         597,850
Includes 11,280 shares received by spouse, 7,178 shares received by child and 6,152 shares received by spouse's children

Nina Gussack, Director                                                     590,672
Includes 11,280 shares received by spouse and 6,152 shares
received by children

Amy Gussack, Daughter of Seymour Gussack & Sibling of                      369,170
David Gussack and Nina Gussack
Includes 11,280 shares received by spouse

Faith Gussack, Daughter of Seymour Gussack , Sibling of                    333,278
David Gussack and Nina Gussack and Spouse of Robert Baruc, who is
a Director. Includes 15,382 shares received by spouse and 17,432 shares received by children

Lisa Gussack, Daughter of Seymour Gussack , Sibling of                     176,481
David Gussack and Nina Gussack
Includes 7,178 shares received by spouse and 22,560 shares received by children.

LEASES WITH REALTY

      The Company leases a facility located at West Nyack, New York comprising 189,833 square feet owned by Realty, whose partners include Seymour I. Gussack, David L. Gussack and Nina M. Gussack, each a member of the Board of Directors of the Company. The Company and Realty entered into the Lease effective November 1, 1996, which provides for an initial term expiring on October 31, 2003, renewable at the option of the Company for an additional six year term. The Company initially paid rent of $4.81 per square foot (or $913,000) annually, payable in monthly rent payments of $76,000. The Lease provides for an increase every other year to the greater of: (i) 106% of the preceding year's rent; or (ii) the preceding year's rent multiplied by a fraction, the numerator of which is the CPI for the area including Rockland County or if no such index is published, for Northern New Jersey in effect 90 days prior to November 1 of the new rent year, and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 increase amounted to 6% of the preceding year, resulting in rent of $5.0986 per square foot (or $968,000) annually effective through October 31, 2000. The November 2000 increase also amounted to 6% of the preceding year, resulting in rent of $5.4045 per square foot (or $1,026,000) annually effective through October 31, 2002.

TAX SHARING AGREEMENT

      General has been included in the consolidated federal income tax returns filed by World during all periods in which it has been a wholly-owned subsidiary of World ("Affiliation Years"). Upon the completion of the IPO, General ceased to be included in the consolidated federal income tax returns filed by World, and has filed on a separate basis. As a result, General and World have entered into an agreement ("Tax Sharing Agreement") providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising during the Affiliation Years. Under the Tax Sharing Agreement, General has paid to World an amount equal to General's share of World's consolidated federal income tax liability, generally determined on a separate return basis, for the tax years which have ended and the portion of the tax year preceding consummation of the IPO, and World will pay General for the use of General's losses, and credits arising in such periods, in each case net of any amounts theretofore paid or credited by World or General to the other with respect thereto. Effective with the acquisition of World by General, the Company will file a consolidated Federal income tax return.

XEROX SETTLEMENT

      From 1995 through May 2001, the Company and Gussack Realty Company ("Realty") were plaintiffs and counterclaim defendants in an action against Xerox for contamination to real property owned by Realty and previously leased by the Company from Realty. The action resulted in a judgment against Xerox for $1,111,483 (including sanctions awarded of $27,898) which, together with interest of $883,048 amounted to a total recovery of $1,994,530. The jury rejected Xerox's counterclaim in its entirety.

      Inasmuch as the judgment against Xerox was expressly for damage to Realty's property, and Realty expended $2.5 million in both the prosecution of Realty's and the Company's claims, and defense of Xerox's counterclaims against Realty and the Company, on May 29, 2001, the Company and Realty entered into an agreement whereby (i) the Company waived any interest in the judgment, (ii) the Company agreed to reimburse Realty $763,387 over the next four years with interest at 8.4% per annum from the date of the agreement, representing 30% of the litigation costs in the action and (iii) Realty released the Company from any further claims for indemnification for litigation expenses in connection with the action. The reimbursement will be paid to Realty in the form of additional rent payments by the Company of $18,780.17 per month for 48 months beginning in June, 2001. At December 29, 2001, the Company has charged operations for the entire amount of the settlement and has paid $131,000 toward this agreement.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements (included in Part II of this report):

            Report of Independent Certified Public Accountants dated April 10, 2002.

            Report of Independent Certified Public Accountants dated April 25, 2001.

            Report of Independent Certified Public Accountants dated February 8, 2001

            Consolidated Balance Sheets for years ended December 30, 2000 and December 29, 2001.

            Consolidated Statements of Operations for years ended January 1, 2000, December 30, 2000 and December 29, 2001.

            Consolidated Statement of Changes in Stockholders' Equity at January 2, 1999, January 1, 2000, December 30, 2000 and December 29, 2001.

            Consolidated Statement of Cash Flows for years ended January 1, 2000, December 30, 2000 and December 29, 2001.

            Summary of Significant Accounting Policies and Notes to Consolidated Financial Statements.

(a) 2. Exhibits:

            Reference is made to the Exhibit Index commencing on page 54, filed pursuant to Item 14(c).

(b) Reports on Form 8-K:

            On December 19, 2001, General filed a Report on Form 8-K, dated December 12, 2001, reporting the dismissal of BDO as the Company's principal independent certified public accountant, and the engagement of UKW.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2002.

                   GENERAL BEARING CORPORATION


                   By: /s/ David L. Gussack
                       --------------------
                   David L. Gussack, President
                   (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 12, 2002.

         Signatures              Title                            Date
         ----------              -----                            ----


/s/ Seymour I. Gussack           Chairman of the Board of         April 12, 2002
---------------------------      Directors
      Seymour I. Gussack


/s/ David L. Gussack             President and Director           April 12, 2002
---------------------------      (Principal Executive Officer)
      David L. Gussack


/s/ Barry A. Morris              Chief Financial Officer          April 12, 2002
---------------------------
      Barry A. Morris


/s/ Barbara M. Henagan           Director                         April 12, 2002
---------------------------
      Barbara M. Henagan


/s/ Nina M. Gussack              Director                         April 12, 2002
---------------------------
      Nina M. Gussack


/s/ Peter Barotz                 Director                         April 12, 2002
---------------------------
      Peter Barotz


/s/ Robert E. Baruc              Director                         April 12, 2002
---------------------------
      Robert E. Baruc


/s/ Fred Groveman                Director                         April 12, 2002
---------------------------
      Fred Groveman

                                  EXHIBIT INDEX

NOTE: Except as to those items marked with an "*", which are filed herewith, all Exhibits have been previously filed with the Company's Registration Statement on Form S-1 effective February 7, 1997 (Registration No. 333-15477), or the Company's Annual Report on Form 10-K for fiscal years 1996, 1997, 1998, 1999 and 2000.

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