Form 10-Q
period 2002-03-30
GENERAL BEARING CORP
filed 2002-05-14
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

         |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the quarter ended March 30, 2002

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

At May 8, 2002, the Registrant had issued 7,100,950 shares of common stock, $.01 par value per share, and had outstanding 3,986,080 shares.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
           FOR THE PURPOSES OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE
                    SECURITIES LITIGATION REFORM ACT OF 1995

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words: "anticipates," "estimates," "believes," "expects," "intends," "plans," "predicts," and similar expressions. In this Quarterly Report such statements may relate to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in, orders from a major customer; the loss of, or failure to attain, additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 30, 2002

                                TABLE OF CONTENTS

PART I
                                                                        Page No.
                                                                        --------

      Item 1. Financial Statements ...................................    2 - 10

      Item 2. Management's Discussion and Analysis of Results of
              Operations and Financial Condition .....................   11 - 15

PART II

      Item 1. Legal Proceedings ......................................        16

      Item 6. Exhibits and Reports on Form 8-K .......................        16

Signature ............................................................        17

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                                March 30,    December 29,
                                                                  2002           2001
                                                               -----------   ------------
                         ASSETS                                (Unaudited)
Current:
    Cash and cash equivalents                                   $  2,842       $  1,847
    Accounts receivable - net of allowance for doubtful
       accounts of $538 and $874                                  13,769         13,355
    Inventories                                                   28,124         30,116
    Prepaid expenses and other current assets                      5,025          4,756
    Advances to affiliates                                            37            114
    Deferred tax assets                                              631            631
                                                                --------       --------

          Total current assets                                    50,428         50,819

Fixed assets, net of accumulated depreciation                     21,907         22,049
Investment in and advances to joint ventures
    and affiliates                                                 3,270          2,841
Other assets                                                         892            915
                                                                --------       --------

Total Assets                                                    $ 76,497       $ 76,624
                                                                ========       ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Note payable - banks                                        $  6,614       $  5,415
    Accounts payable:
       Trade                                                       7,741          9,781
       Affiliates                                                    176            306
    Accrued expenses and other current liabilities                 4,904          4,660
    Current maturities of long-term debt                             381            381
                                                                --------       --------

          Total current liabilities                               19,816         20,543
                                                                --------       --------

Long-term debt, net of current maturities                         20,471         20,580

Other long term liabilities - affiliate                              449            491

Deferred taxes                                                       288            320

Minority interests                                                10,075         10,119

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value  $.01 per share - shares
       authorized 1,000,000 none issued and outstanding               --             --
    Common stock par value  $.01 per share - shares
       authorized 19,000,000, issued 7,100,950
       and 7,088,950 shares                                           71             71
    Additional paid-in capital                                    40,128         40,094
    Accumulated other comprehensive income                          (644)          (737)
    Treasury stock at cost, 3,085,270 and 3,040,270 shares          (433)          (276)
    Deficit                                                      (13,724)       (14,581)
                                                                --------       --------

          Total stockholders' equity                              25,398         24,571
                                                                --------       --------

Total liabilities and stockholder's equity                      $ 76,497       $ 76,624
                                                                ========       ========

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (UNAUDITED)

                                                          13 Weeks Ended
                                                    ---------------------------
                                                     March 30,        March 31,
                                                       2002             2001
                                                    ----------      -----------

Sales                                               $   18,047      $    13,565

Cost of sales                                           12,559            9,006
                                                    ----------      -----------

Gross profit                                             5,488            4,559

Selling, general and administrative expenses             3,592            3,545
                                                    ----------      -----------

Operating income                                         1,896            1,014

Other (income)/expense, net                                517              (31)
                                                    ----------      -----------

Income before income taxes                               1,379            1,045

Income taxes                                               305              365
                                                    ----------      -----------

Income before minority interests                         1,074              680

Minority interests                                         218              156
                                                    ----------      -----------

Net income                                          $      856      $       524
                                                    ==========      ===========

Income per common share:

     Basic                                          $     0.21      $      0.13
                                                    ----------      -----------

     Diluted                                        $     0.21      $      0.13
                                                    ----------      -----------

Weighted average number of common shares:

     Basic                                           4,035,482        4,114,408
                                                    ----------      -----------

     Diluted                                         4,037,690        4,114,408
                                                    ----------      -----------

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                       13 Weeks ended
                                             -----------------------------------

                                             March 30, 2002       March 31, 2001
                                             --------------       --------------

Net Income                                        $856                $ 524

Derivative fair market value adjustment             94                 (183)
                                                  ----                -----

Comprehensive income                              $950                $ 341
                                                  ====                =====

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                                          13 Weeks ended
                                                                      -----------------------
                                                                      March 30,     March 31,
                                                                         2002          2001
                                                                      ---------     ---------
Cash flows from operating activities:
         Net income                                                    $   856       $   524
     Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
         Minority interests                                                218           156
         Depreciation and amortization                                     446           185
         Deferred income taxes                                             (32)           32
         Equity in income of joint ventures and affiliates                 (22)          (45)
         Gain on disposal of fixed assets                                   (5)           --
         Other non-cash items charged to income                             34           117
     Changes in:
         Accounts receivable                                              (414)         (837)
         Inventories                                                     1,992           606
         Prepaid expenses and other assets                                (572)          258
         Due to (from) affiliates                                          (91)           24
         Accounts payable and accrued expenses                          (1,952)       (1,326)
                                                                       -------       -------

              Net cash provided by (used in) operating activities          458          (306)
                                                                       -------       -------

Cash flows from investing activities:

     Investment in affiliate                                              (101)           --
     Advance to affiliate                                                   --          (300)
     Proceeds from the sale of fixed assets                                  5            --
     Fixed asset purchases                                                (278)         (101)
                                                                       -------       -------

              Net cash used in investing activities                       (374)         (401)
                                                                       -------       -------

Cash flows from financing activities:

     Purchase of treasury stock                                           (157)           --
     Increase in note payable - banks                                    1,374            43
     Repayment of other long-term debt                                     (48)          (45)
     Net proceeds from (repayment of) revolving credit facility           (258)          934
                                                                       -------       -------

              Net cash provided by financing activities                    911           932
                                                                       -------       -------

Net increase in cash and cash equivalents                                  995           225

Cash and cash equivalents, beginning of period                           1,847           497
                                                                       -------       -------

Cash and cash equivalents, end of period                               $ 2,842       $   722
                                                                       =======       =======

Cash paid during the 13 weeks for:

     Interest                                                          $   383       $   240

     Income taxes                                                      $    15       $    19

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of            The accompanying unaudited condensed consolidated
   Presentation        financial statements for General Bearing Corporation and
                       subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.
                       Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended
                       December 29, 2001.

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

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Investment in       Ningbo General Bearing Company, Ltd. ("NGBC"),
   Equity Holdings     established in 1998 for an initial term of sixteen years,
                       is a joint venture with China Ningbo Genda Bearing
                       Company, Ltd. Located in Yuyao City, Peoples Republic of
                       China ("PRC"), this venture manufactures ball and roller bearings and their components. Initially a 33% owned joint venture of General Bearing Corporation ("General"),
                       General increased its ownership to 42% in 2000 by contributing an additional $650,000 in cash. In July
                       2001, General increased its ownership to 50% by contributing $1.2 million in cash and General assumed control of management of the operations. Operations since
                       July 2001 have been fully consolidated in the financial statements.

                       NN General, LLC ("NNG") was established in March 2000 to hold as its primary asset, a 60% interest in Jiangsu General Ball & Roller Company, Ltd. ("JGBR"). Initially, NNG was a 50% owned joint venture with an unrelated party. General's initial cash investment in NNG was $100,000. General also advanced NNG loans amounting to approximately $2,767,000 including interest at the applicable federal rate. On December 27, 2001, the owners of NNG contributed all loans and accrued interest advanced to NNG to NNG's capital and General purchased the partner's 50% interest for cash and notes valued at approximately $3.9 million (book value), increasing General's underlying interest in JGBR back to 60%.

                       JGBR, established in 1999 in Rugao City, China, is a joint venture with Jiangsu Lixing Steel Ball Factory ("JSBF"), an unrelated party. JGBR manufactures rolling elements for bearings. Effective with General's acquisition of its partner's interest in NNG, the Company has consolidated the balance sheet of JGBR at December 29, 2001. The Company has recorded income from its investment in JGBR at December 29, 2001 on the equity method. Effective December 30, 2001 operations of JGBR have been fully consolidated.

3. Inventories         Inventories consist of the following: (In Thousands)

                                                           March 30, 2002   December 29, 2001
                       ----------------------------------------------------------------------
                       Finished bearings                       $ 9,239           $ 9,096

                       Bearing raw materials, purchased
                       parts and work in process                14,962            16,824

                       Machines and machine tools                2,075             2,457

                       Machine service parts and
                       accessories                               1,848             1,739
                       ----------------------------------------------------------------------
                                                               $28,124           $30,116
                       ======================================================================

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Earnings Per        Basic earnings per share includes no dilution and is
   Share               computed by dividing net income by the weighted average
                       number of common shares outstanding for the period.
                       Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                                                                     Quarter Ended
                                                           --------------------------------
                                                           March 30, 2002    March 31, 2001
                                                           --------------------------------
                       Diluted earnings per share
                       computation:

                       Basic weighted average common
                       shares outstanding                     4,035,482        4,114,408

                       Incremental shares from assumed
                       exercise of dilutive options               2,208               --
                                                           --------------------------------

                                                              4,037,690        4,114,408
                                                           --------------------------------

                       For the quarters ended March 30, 2002 and March 31, 2001, 287,800 options outstanding and 332,800 options and warrants outstanding, respectively, were anti-dilutive.

5.Derivative           On December 30, 2000, the Company adopted Statement of
  Financial            Financial Accounting Standards No. 133 ("SFAS 133")
  Instruments          "Accounting for Derivative Instruments and Hedging
                       Activities", as amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value. The impact of adopting
                       SFAS 133 on the Company's Statement of Operations and
                       Balance Sheet was not material.

                       In addition, to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total long-term debt that is subject to variable interest rates. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. Expenses recognized in earnings during the period relating to the interest rate swap totaled $108,000 for the three months ended March 30, 2002 and are included in the Statement of Operations in Other income / expenses, net. Any values reported in Comprehensive Income will be reclassified to earnings over the term of the agreement, through 2007.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Litigation          Except as explained in Part II of this report, there has
                       been no material change in litigation since the events reported in the Company's 10-K for the fiscal year ended
                       December 29, 2001.

7. Segment             Statement of Financial Accounting Standards No. 131
   Information         ("SFAS 131"), Disclosures about Segments of an Enterprise
                       and Related Information. FAS 131 supersedes FAS 14,
                       Financial Reporting for Segments of a Business Enterprise replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

                       During 2001, the Company redefined its operating segments to more accurately reflect those used by management. Prior period information has been restated.

                       The Company operates in two segments: Bearings, which manufactures bearings and bearing components for Original Equipment Manufacturers (OEMs) and distributors; and Machine Tools, which manufactures and distributes machine tools for dealers and manufacturers.

                       The accounting policies of the segments are the same as those described in the summary of significant accounting policies outlined in the Company's 10- K for the fiscal year ended December 29, 2001. The Company evaluates segment performance based on operating income.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      The table below presents information about the Company's business segments.

                                 (In Thousands)

                          Quarter Ended March 30, 2002

                                                         Machine
                                          Bearings        Tools           TOTAL
                                          -------------------------------------
Net sales to external customers            $15,377       $  2,670        $18,047
Gross profit                                 4,483          1,005          5,488
Operating income                             1,789            107          1,896
Depreciation/amortization                      428             18            446
Capital expenditures                           122            156            278
Total assets                               $64,548       $ 11,949        $76,497

                          Quarter Ended March 30, 2001

                                                         Machine
                                          Bearings        Tools           TOTAL
                                          -------------------------------------
Net sales to external customers            $11,319       $  2,246        $13,565
Gross profit                                 3,666            893          4,559
Operating income/(loss)                      1,162           (148)         1,014
Depreciation/amortization                      149             36            185
Capital expenditures                           101             --            101
Total assets                               $40,815       $ 14,717        $55,532

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Results of Operations

General Bearing Corporation and subsidiaries (collectively, the "Company") is actively engaged in two business segments: Bearings and Machine Tools.

In the Bearings segment, the Company manufactures and distributes a variety of bearings and bearing components under the Hyatt(R) and The General(R) trademarks. The Company supplies original equipment manufacturers ("OEMs") and distributors. The Company's products, sold principally in the United States ("U.S."), are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty trailers, office equipment, machinery and appliances. General has entered into six joint ventures with manufacturers in the Peoples Republic of China ("PRC") to enable it to manufacture high quality, low cost bearings and bearing components. General obtains a majority of its bearing and component requirements from its manufacturing plants in the PRC. Any disruption in the supply of bearings and bearing components from the PRC could have a material adverse effect on the Company's business.

In July 2001, General Bearing Corporation ("General") increased its ownership in Ningbo General Bearing Company, Ltd. ("NGBC"), one of its joint ventures in China, from 42% to 50%. Due to this increased ownership, which includes management control, the financial statements of NGBC have been fully consolidated beginning with the third fiscal quarter of 2001. The majority of NGBC's sales are eliminated in consolidation as the majority of its production is sold to General for sale in the U.S.

In December 2001, General increased its ownership in NN General, LLC ("NNG"), a holding company that holds as its primary asset, a 60% investment in Jiangsu General Ball and Roller Company, Ltd. ("JGBR"), another Chinese joint venture, from 50% to 100%. Due to this increased ownership, the Statements of Operations of NNG and JGBR are now fully consolidated.

In the Machine Tools segment, the Company produces and distributes a variety of machine tools used for boring, turning, milling and grinding metal work pieces. The Company's product lines include horizontal boring mills, bridge and gantry mills, vertical turning lathes, heavy duty lathes, roll grinders, belt grinders and vertical grinders.

      Sales. Sales for the first fiscal quarter ended March 30, 2002 ("2002") of $18,047,000 represents a 33.0% increase compared to the first fiscal quarter ended March 31, 2001 ("2001"). Bearing sales increased 35.9% from 2001 to $15,377,000 primarily due to the consolidation of JGBR's sales. Increased sales of drive line components to the automotive industry were partially offset by lower sales volume of tapered roller bearings for heavy duty truck trailers and lower sales volume to distributors. Both of these decreases are believed to be related to the U.S. economy. Machine tool sales of $2,670,000 were 18.9% higher than 2001 due primarily to increased sales in Europe.

      Gross Profit. Gross profit for 2002 of $5,488,000 represents a 20.4% increase compared to 2001. As a percentage of sales, gross profit ("GP%") was 30.4% for 2002 compared to 33.6% for 2001. GP% for Bearings was 29.2% in 2002 compared to 32.4% in 2001. This decrease was mainly due to the consolidation of JGBR and NGBC's sales to the Chinese domestic market, which have lower GP% than General's sales in the U.S. There was also a decrease in GP% on sales in the U.S. due mainly to increased sales to OEM's coupled with decreased higher margin sales to distributors. GP% for Machine Tools was 37.6% in 2002 compared to 39.8% in 2001. This decrease was mainly due to product mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") as a percentage of sales were 19.9% in 2002 compared to 26.1% in 2001. This decrease was primarily due to the increased sales volume. S,G&A increased by $47,000. S,G&A in the Bearings segment increased by $190,000 mainly due to the consolidation of S,G&A incurred at NGBC and JGBR. This was partially offset by lower S,G&A in the U.S. as a result of cost reduction programs implemented in the fourth quarter of 2001. S,G&A for Machine Tools decreased by $143,000 mainly due to cost reduction programs implemented during the third quarter of 2001. The cost reduction programs in both segments were implemented in response to the adverse effect of economic conditions in the U.S. on the Company's sales.

      Operating Income. Operating income for 2002 of $1,896,000 represents an 87.0% increase compared to 2001. Operating income for Bearings increased 54.0% compared to 2001 to $1,789,000 primarily due to higher sales volume, partially offset by lower GP%. Operating income for Machine Tools was $107,000 in 2002 compared to a loss of $148,000 in 2001 primarily due to higher sales volume and lower S,G&A.

      Other (income) / expense, net. Other (income) / expense, net of $517,000 in 2002 and ($31,000) in 2001 is comprised of Interest expense, Equity in income of affiliates ("equity income"), and Other income and expense. Net interest expense increased to $482,000 in 2002 compared to $294,000 in 2001 mainly due to the consolidation of interest expense incurred at JGBR. Equity income was $22,000 in 2002 compared to $44,000 in 2001. 2001 equity income includes General's share of JGBR's earnings, which are consolidated in 2002. In 2002, General had Other expense of $57,000 compared to other income of $281,000 in 2001. This is mainly due to the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies (Romania) of $21,000 in 2002 compared to ($241,000) in 2001.

      Income Tax. The Company's effective income tax rate was 22.1% in 2002 compared to 34.9% in 2001. The 2002 rate reflects certain foreign income that is not taxable as well as a decrease in the valuation allowance for deferred tax assets. The 2001 rate reflects certain foreign income that is not taxable.

      Net Income. Net income for 2002 increased 63.4% from 2001 to $856,000 or $.21 per basic and diluted share, from $524,000 or $.13 per basic and diluted share in 2001. The increase is primarily due to the higher sales volume, partially offset by lower GP%.

Financial Condition, Liquidity and Capital Resources

      During the periods presented, the Company's primary sources of capital have been short term loans and a Revolving Credit Facility. At March 30, 2002 and December 29, 2001, the Company had working capital of $30,612,000 and $30,276,000, respectively.

      Cash provided by operating activities in 2002 was $458,000. Cash provided by net income before depreciation and amortization, and reduced inventory, was partially offset by reduced accounts payable and accrued expenses. The decrease in accounts payable and accrued expenses is primarily due to lower inventory in-transit.

      Cash used in investing activities in 2002 was $374,000. The Company invested $101,000 in Shanghai General Bearing Company, Ltd., one of it's existing unconsolidated joint ventures in China. Cash used in investing activities also includes $278,000 for capital expenditures.

      Cash provided by financing activities in 2002 was $911,000. During 2002, the Company had a net decrease in debt under its revolving credit facility of $258,000. It had a net increase of $1,374,000 in Notes Payable - Banks and repaid $48,000 under its lease facility. The majority of the increase in Notes Payable - Banks was used for advance payments for capital equipment.

      At March 30, 2002, the Company had outstanding debt of $12,489,000 under its Revolving Credit Facility, which expires on April 30, 2003, and had further availability of approximately $7.4 million. The Company expects to enter into a new Revolving Credit Facility effective with such expiration. The Company is in compliance with all of its loan covenants. Additionally, the Company had outstanding debt of $1,091,000 against a $1,120,000 line of credit of which $800,000 expires in October 2002 and $320,000 expires in October 2004. The Company expects to refinance this credit line with a new credit line in 2002.

The Company repurchased 45,000 shares of its common stock for a cost of $157,000 under its stock buyback program ("the Program"). The Company has purchased 135,270 shares for a cost of $433,000 since the inception of the Program.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the existing and any future revolving credit facilities will be sufficient to finance the Company's stock buyback program and investment commitments as well as its anticipated working capital and capital expenditure requirements for at least the next 24 months. The Company's operating cash flow could be adversely affected if there was a decrease in demand for the Company's products or if the Company was unable to continue to reduce its inventory. Also, a decrease in demand could adversely affect the Company's liquidity if General was unable to agree to terms on a revolving credit facility when the current Revolving Credit Facility expires on April 30, 2003. The table and notes below describe the Company's contractual obligations related to its liquidity.

                                                         Payments Due by Period
                                        --------------------------------------------------------
                                                      Less
                                                     than 1       1 - 3        4 - 5     After 5
                                         Total        year        years        years      years
                                        -------      ------      -------      ------     -------
Contractual Obligations:

Bank revolving line of credit           $12,489      $   --      $12,489      $   --      $ --

Capital lease obligations                   615         180          435          --        --

Operating leases                          5,416       1,051        3,449         916        --

Notes payable                             6,656         200        3,405       2,505       546

Equity investment obligations             4,320       3,320        1,000          --        --
                                        -------      ------      -------      ------      ----

Total contractual cash obligations      $29,496      $4,751      $20,778      $3,421      $546
                                        =======      ======      =======      ======      ====

The Company also has a net payable to General-IKL Corp., an affiliate, in the amount of $603,000. The Company cannot estimate when this amount will be due as amounts receivable from and payable to General-IKL Corp., are subject to collection and repayment restrictions due to sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia. General accrues interest on the balances due to and from this affiliate.

The Company uses letters of credit to support certain of its purchases and certain advance payments received from customers in the normal course of business.

JGBR has guaranteed certain obligations of an unrelated third party totaling $2,911,000 at March 30, 2002.

Inflation

      The effect of inflation on the Company has not been significant during the last two fiscal years.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt. As of March 30, 2002, the Company had $7,875,000 outstanding in an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the quarter ended March 30, 2002, the Company's interest rate swap agreement resulted in additional expense of approximately $108,000.

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

                                    PART II

Item 1. Legal Proceedings.

Antidumping Proceeding covering Ball Bearings and Parts thereof from China.

In its 10-K filed on April 15, 2002, the Company disclosed the initiation of an Antidumping proceeding (the "Proceeding") in the U.S. International Trade Commission ("ITC") and U.S. Department of Commerce ("DOC") as a result of a Petition filed by the American Bearing Manufacturer's Association ("ABMA").

On April 29, 2002, by a vote of 3 to 2, the ITC found a reasonable indication of material injury to the U.S. ball bearing industry by reason of imports from China.

As a result, the DOC will conduct a "dumping" investigation of Chinese export sales to the United States (the "DOC investigation"). If the DOC finds that Chinese bearings are being sold at less than Normal Value and if the ITC, in its Final Determination, finds that the domestic bearing industry is materially injured or threatened with material injury, the DOC will issue an Antidumping Duty Order ("Order").

On March 28, 2002, the Company and its Chinese ball bearing joint ventures ( the "Joint Ventures") filed requests with the DOC that they be reviewed in the DOC investigation. On May 7, 2002, DOC announced that it will review only two Chinese respondents in its investigation, neither of which is affiliated with the Company. The Company will continue in its efforts to be reviewed in the DOC investigation.

Whether the Joint Ventures are reviewed or not, they will seek "separate rate" treatment in the DOC investigation. If they are reviewed and qualify for a "separate rate" in the Proceeding, the Joint Ventures will be assigned an antidumping deposit rate ("deposit rate") equal to the difference, if any, between their selling prices in the U.S. and the "normal value" of the goods in China, as determined by the DOC. If the Joint Ventures are not reviewed, but qualify for a separate rate, they will be assigned an antidumping deposit rate equal to the average rates of the two respondents being reviewed. If the Joint Ventures do not qualify for a separate rate, their antidumping deposit rate will be the "all others" rate assigned by DOC.

The deposit rates assigned to the Joint Ventures, if any, shall apply to all of the Joint Ventures' shipments of ball bearings and parts thereof, to the Company, entered on and after the date the DOC publishes its Preliminary Determination of Normal Value. From that date until the date the DOC enters an Order, the Company will be allowed to post a bond to cover the estimated duties. After an Order is published, the Company will be required to deposit cash at time of entry equal to the Deposit Rate. The cash deposits may be recovered by the Company during an Annual Review proceeding, which commences one year after an Order is published.

The Company and its joint ventures in the PRC expect to qualify for a separate rate and expect that the proceeding will not have a material impact on their operations. Nonetheless, adverse findings by ITC and DOC could result in the imposition of antidumping duties on ball bearings and parts thereof from the Joint Ventures which are sold in the U.S. by the Company. The Company is unable to predict the deposit rates, if any, insofar as they may be based upon the operations of other companies, however a high deposit rate could adversely affect the Company's competitiveness, and result in decreased sales, operating income and net income.

Item 6. Exhibits and Reports on Form 8-K

(a) The Company did not file any reports on Form 8-K for the quarter ended March 30, 2002.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 14, 2002

GENERAL BEARING CORPORATION
---------------------------
 (Registrant)


  /s/ David L. Gussack
-----------------------------
David L. Gussack
President


  /s/ Barry A. Morris
-----------------------------
Barry A. Morris
Chief Financial Officer