Form 10-Q
period 2002-06-29
GENERAL BEARING CORP
filed 2002-08-13
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

      |X|    Quarterly Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the quarter ended June 29, 2002

                                       OR

      |_|   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

         For the transition period from ______________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

At August 5, 2002, the Registrant had issued 7,100,950 shares of common stock, $.01 par value per share, and had outstanding 3,886,130 shares.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 29, 2002

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I

      Item 1. Financial Statements .......................................2 - 11

      Item 2. Management's Discussion and Analysis of Results of
              Operations and Financial Condition.........................12 - 17

PART II

      Item 1. Legal Proceedings...............................................18

      Item 6. Exhibits and Reports on Form 8-K................................18

Certification and Signature...................................................19

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                                June 29,       Dec. 29,
                                                                  2002           2001
                                                                --------       --------
                        ASSETS                                (Unaudited)
Current:
    Cash and cash equivalents                                   $  3,216       $  1,847
    Accounts receivable - net of allowance for doubtful
       accounts of $537 and $874                                  13,146         13,355
    Inventories                                                   28,582         30,116
    Prepaid expenses and other current assets                      5,366          4,756
    Advances to affiliates                                           174            114
    Deferred tax assets                                              631            631
                                                                --------       --------

          Total current assets                                    51,115         50,819

Fixed assets, net of accumulated depreciation                     22,072         22,049
Investment in and advances to joint ventures
    and affiliates                                                 3,201          2,841
Other assets                                                         930            915
                                                                --------       --------

Total Assets                                                    $ 77,318       $ 76,624
                                                                ========       ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Bank - revolving line of credit                               12,962             --
    Note payable - banks                                           6,316          5,415
    Accounts payable:
       Trade                                                       7,810          9,781
       Affiliates                                                    176            306
    Accrued expenses and other current liabilities                 6,104          4,660
    Current maturities of long-term debt                             391            381
                                                                --------       --------

          Total current liabilities                               33,759         20,543
                                                                --------       --------

Long-term debt, net of current maturities                          7,995         20,580

Other long-term liabilities - affiliate                              405            491

Deferred taxes                                                       294            320

Minority interests                                                 9,923         10,119

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000 none issued and outstanding               --             --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, issued 7,100,950 and
       7,088,950 shares                                               71             71
    Additional paid-in capital                                    40,128         40,094
    Accumulated other comprehensive loss                            (836)          (737)
    Treasury stock at cost, 3,208,070 and 3,040,270 shares          (904)          (276)
    Deficit                                                      (13,517)       (14,581)
                                                                --------       --------

          Total stockholders' equity                              24,942         24,571
                                                                --------       --------

Total liabilities and stockholder's equity                      $ 77,318       $ 76,624
                                                                ========       ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (Unaudited)

                                                    Twenty-six weeks ended             Thirteen weeks ended
                                                  --------------------------      -----------------------------
                                                   June 29,        June 30,        June 29,           June 30,
                                                     2002            2001            2002              2001
                                                  ----------      ----------      -----------       -----------
Sales                                             $   34,341      $   28,502      $    16,294       $    14,937

Cost of sales                                         23,937          19,052           11,377            10,046
                                                  ----------      ----------      -----------       -----------

Gross profit                                          10,404           9,450            4,917             4,891

Selling, general and administrative expenses           7,644           6,978            4,052             3,433
                                                  ----------      ----------      -----------       -----------

Operating income                                       2,760           2,472              865             1,458

Other expense, net                                     1,040           1,318              524             1,349
                                                  ----------      ----------      -----------       -----------

Income before income taxes                             1,720           1,154              341               109

Income taxes                                             591             233              286              (132)
                                                  ----------      ----------      -----------       -----------

Income before minority interests                       1,129             921               55               241

Minority interests                                        66             426             (152)              270
                                                  ----------      ----------      -----------       -----------

Net income / (loss)                               $    1,063      $      495      $       207       $       (29)
                                                  ==========      ==========      ===========       ===========

Net income / (loss) per common share:

     Basic                                        $     0.27      $     0.12      $      0.05       $     (0.01)
                                                  ----------      ----------      -----------       -----------

     Diluted                                      $     0.27      $     0.12      $      0.05       $     (0.01)
                                                  ----------      ----------      -----------       -----------

Weighted average number of common shares:

     Basic                                         4,001,759       4,121,529        3,968,036         4,128,650
                                                  ----------      ----------      -----------       -----------

     Diluted                                       4,010,854       4,121,735        3,983,859         4,128,650
                                                  ----------      ----------      -----------       -----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                              Twenty-six weeks ended         Thirteen weeks ended
                                             ------------------------       -----------------------
                                              June 29,       June 30,       June 29,       June 30,
                                                2002           2001           2002           2001
                                             ---------       --------       --------       --------
Net income                                   $   1,063       $    495       $    207       $    (29)
Foreign currency translation adjustment              0              0              0              0
Derivative fair market value adjustment            (99)           (56)          (193)           127
                                             ---------       --------       --------       --------
Comprehensive income                         $     964       $    439       $     14       $     98
                                             =========       ========       ========       ========

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                       Twenty-six weeks ended
                                                                   ------------------------------
                                                                   June 29, 2002    June 30, 2001
                                                                   -------------    -------------
 Cash flows from operating activities:
        Net income                                                     $ 1,063          $   495
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Minority interests                                                  66              426
        Depreciation and amortization                                      925              380
        Deferred income taxes                                              (26)             (36)
        Equity in income of joint ventures and affiliates                  (68)             (27)
        Other non-cash items charged to income                              34              100
        (Gain) / loss on sales of fixed assets                              (4)              88
    Changes in:
        Accounts receivable                                                209           (1,138)
        Inventories                                                      1,534            4,694
        Prepaid expenses and other assets                                 (859)             (79)
        Due to (from) affiliates                                          (266)              95
        Accounts payable and accrued expenses                             (871)          (2,732)
                                                                       -------          -------

           Net cash provided by operating activities                     1,737            2,266
                                                                       -------          -------

Cash flows from investing activities:
    Investment in affiliate                                               (101)              --
    Advances to affiliates, net                                             --           (1,326)
    Fixed asset purchases                                                 (901)            (527)
    Net proceeds from sale of fixed assets                                  10               46
                                                                       -------          -------

           Net cash used in investing activities:                         (992)          (1,807)
                                                                       -------          -------

Cash flows from financing activities:
    Purchase of treasury stock                                            (628)              --
    Net proceeds from (repayment of) note payable - banks                1,089              (53)
    Repayment of other long-term debt                                      (52)             (89)
    Net proceeds from (repayment of) revolving credit facility             215               13
                                                                       -------          -------

         Net cash provided by (used in) financing activities               624             (129)
                                                                       -------          -------

Net increase in cash and cash equivalents                                1,369              330
Cash and cash equivalents, beginning of period                           1,847              497
                                                                       -------          -------
Cash and cash equivalents, end of period                               $ 3,216          $   827
                                                                       =======          =======
Cash paid during the period for:
    Interest                                                           $   806          $   389
                                                                       =======          =======
    Income taxes                                                       $    72          $   306
                                                                       =======          =======

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of           The accompanying unaudited condensed consolidated
     Presentation       financial statements for General Bearing Corporation and
                        subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.
                        Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.
                        Operating results for the twenty-six weeks ended June
                        29, 2002 are not necessarily indicative of the results that may be expected for the year ending December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

                        The Company uses an interest rate swap agreement as a derivative to modify the interest characteristics of its outstanding floating rate debt, to reduce its exposure to fluctuations in interest rates. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivatives on the balance sheet at fair value.

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

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Investment         Ningbo General Bearing Company, Ltd. ("NGBC"),
     in Equity          established in 1998 for an initial term of sixteen
     Holdings           years, is a joint venture with China Ningbo Genda
                        Bearing Company, Ltd. Located in Yuyao City, Peoples
                        Republic of China ("PRC"), this venture manufactures ball and roller bearings and their components. Initially a 33% owned joint venture of General Bearing Corporation
                        ("General"), General increased its ownership to 42% in 2000 by contributing an additional $650,000 in cash. In
                        July 2001, General increased its ownership to 50% by contributing $1.2 million in cash and General assumed control of management of the operations. Operations since July 2001 have been fully consolidated in the financial statements.

                        NN General, LLC ("NNG") was established in March 2000 to hold as its primary asset, a 60% interest in Jiangsu General Ball & Roller Company, Ltd. ("JGBR"). Initially, NNG was a 50% owned joint venture with an unrelated party. General's initial cash investment in NNG was $100,000. General also advanced NNG loans amounting to approximately $2,440,000. On December 27, 2001, the owners of NNG contributed all loans and accrued interest advanced to NNG to NNG's capital and General purchased the partner's 50% interest for cash and notes valued at approximately $3.9 million (book value), increasing General's underlying interest in JGBR back to 60%.

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

3.   Inventories        Inventories consist of the following: (In Thousands)

                                                             June 29, 2002      December 29, 2001
                        ------------------------------------------------------------------------
                        Finished Goods                           $10,447              $ 9,096
                        Bearing raw materials, purchased
                        parts and work in process                 13,509               16,824

                        Machines and machine tools                 1,956                2,457

                        Machine service parts and
                        accessories                                2,670                1,739
                        ------------------------------------------------------------------------
                                                                 $28,582              $30,116
                        ========================================================================

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

                                                                               Twenty-six Weeks Ended
                                                                          --------------------------------
                                                                          June 29, 2002      June 30, 2001
                        ----------------------------------------------------------------------------------
                        Diluted earnings per share
                        computation:

                        Basic weighted average common
                        shares outstanding                                    4,001,759          4,121,529

                        Incremental shares from assumed
                        exercise of dilutive options                              9,095                206
                        ----------------------------------------------------------------------------------

                                                                              4,010,854          4,121,735
                        ==================================================================================

                                                                                 Thirteen Weeks Ended
                                                                          --------------------------------
                                                                          June 29, 2002      June 30, 2001
                        ----------------------------------------------------------------------------------
                        Diluted earnings per share
                        computation:

                        Basic weighted average common
                        shares outstanding                                    3,968,036          4,128,650

                        Incremental shares from assumed
                        exercise of dilutive options                             15,823                  -
                        ----------------------------------------------------------------------------------
                                                                              3,983,859          4,128,650
                        ==================================================================================

                        For the twenty-six weeks ended June 29, 2002 and June 30, 2001, 287,800 and 332,800 options and warrants outstanding, respectively, were anti-dilutive. For the thirteen weeks ended June 29, 2002 and June 30, 2001, 197,800 and 427,800 options and warrants outstanding, respectively, were anti-dilutive.

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

                        In addition, to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total debt that is subject to variable interest rates. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. Expenses recognized in earnings during the period relating to the interest rate swap totaled $213,000 for the twenty-six weeks ended June 29, 2002 and are included in the Statement of Operations in Other expenses, net. Any values reported in Comprehensive Income will be reclassified to earnings over the term of the agreement, through 2007.

6.   Litigation         There has been no material change in litigation since
                        the events reported in the Company's 10-Q for the fiscal quarter ended March 30, 2002.

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

                        The accounting policies of the segments are the same as those described in the summary of significant accounting policies outlined in the Company's 10-K for the fiscal year ended December 29, 2001. The Company evaluates segment performance based on operating income.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about the Company's business segments. (In Thousands)

                           Year to Date June 29, 2002

                                                         MACHINE
                                           BEARINGS       TOOLS           TOTAL
                                           -------------------------------------
Net sales to external customers            $30,512       $  3,829        $34,341
Gross Profit                                 8,941          1,463         10,404
Operating income / (loss)                    3,336           (576)         2,760
Depreciation / amortization                    889             36            925
Capital expenditures                           622            279            901
Total Assets                               $64,480       $ 12,838        $77,318

                           Year to Date June 30, 2001

                                                         MACHINE
                                           BEARINGS       TOOLS           TOTAL
                                           -------------------------------------
Net sales to external customers            $23,177       $  5,325        $28,502
Gross Profit                                 7,000          2,450          9,450
Operating income                             2,120            352          2,472
Depreciation / amortization                    303             77            380
Capital expenditures                           506             21            527
Total Assets                               $40,892       $ 13,314        $54,206

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           Quarter Ended June 29, 2002

                                                         MACHINE
                                          BEARINGS        TOOLS           TOTAL
                                          --------------------------------------
Net sales to external customers            $15,135       $  1,159        $16,294
Gross Profit                                 4,459            458          4,917
Operating income / (loss)                    1,548           (683)           865
Depreciation / amortization                    461             18            479
Capital expenditures                           500            123            623
Total Assets                               $64,480       $ 12,838        $77,318

                           Quarter Ended June 30, 2001

                                                         MACHINE
                                          BEARINGS        TOOLS           TOTAL
                                          --------------------------------------
Net sales to external customers            $11,858       $  3,079        $14,937
Gross Profit                                 3,334          1,557          4,891
Operating income                               958            500          1,458
Depreciation / amortization                    154             41            195
Capital expenditures                           405             21            426
Total Assets                               $40,892       $ 13,314        $54,206

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Overview

General Bearing Corporation and subsidiaries (collectively, the "Company") is actively engaged in two business segments: Bearings and Machine Tools.

In the Bearings segment, the Company manufactures and distributes a variety of bearings and bearing components under the Hyatt(R) and The General(R) trademarks. The Company supplies original equipment manufacturers ("OEMs") and distributors. The Company's products, sold principally in the United States ("U.S.") and Asia, are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty trailers, office equipment, machinery and appliances. General has entered into six joint ventures with manufacturers in the Peoples Republic of China ("PRC") to enable it to manufacture high quality, low cost bearings and bearing components. General obtains a majority of its bearing and component requirements from its manufacturing plants in the PRC.

In July 2001, General Bearing Corporation ("General") increased its ownership in Ningbo General Bearing Company, Ltd. ("NGBC"), one of its joint ventures in China, from 42% to 50%. Due to this increased ownership, which includes management control, the financial statements of NGBC have been fully consolidated beginning with the start of the third fiscal quarter of 2001. The majority of NGBC's sales are eliminated in consolidation as the majority of its production is sold to General for sale in the U.S.

In December 2001, General increased its ownership in NN General, LLC ("NNG"), a holding company that holds as its primary asset, a 60% investment in Jiangsu General Ball and Roller Company, Ltd. ("JGBR"), another Chinese joint venture, from 50% to 100%. Due to this increased ownership, the Statements of Operations of NNG and JGBR have been fully consolidated since the beginning of the first quarter of 2002.

In the Machine Tools segment, the Company produces and distributes a variety of machine tools used for boring, turning, milling and grinding metal work pieces. The Company's product lines include horizontal boring mills, bridge and gantry mills, vertical turning lathes, heavy duty lathes, roll grinders, belt grinders and vertical grinders.

See Note # 7 of the Consolidated Financial Statements for details of segment performance.

Results of Operations

      Sales. Sales for the second fiscal quarter ended June 29, 2002 ("Q-2 2002") of $16,294,000 represents a 9.1% increase compared to the second fiscal quarter ended June 30, 2001 ("Q-2 2001"). Bearing sales of $15,135,000 increased 27.6% from Q-2 2001 primarily due to the consolidation of JGBR's sales. Increased sales of drive line components to the automotive industry were partially offset by lower sales volume to distributors. Machine Tool sales of $1,159,000 were 62.4% lower than Q-2 2001 mainly due to lower export sales from Romania due to irregularity in demand for the Company's products.

      Sales for the twenty-six weeks ended June 29, 2002 ("2002") of $34,341,000 represents a 20.5% increase compared to the twenty-six weeks ended June 30, 2001 ("2001"). Bearing sales of $30,512,000 increased 31.6% from 2001 primarily due to the consolidation of JGBR's sales. Increased sales of drive line components to the automotive industry were partially offset by lower sales volume in the heavy duty aftermarket as well as lower sales volume to distributors. Both of these decreases are believed to be related to the U.S. economy. Machine Tool sales of $3,829,000 were 28.1% lower than 2001 due primarily to lower export sales from Romania due to irregularity in demand for the Company's products.

      Gross Profit. Gross profit for Q-2 2002 of $4,917,000 represents a 0.5% increase compared to Q-2 2001. As a percentage of sales, gross profit (GP%) was 30.2% for Q-2 2002 compared to 32.7% for Q-2 2001. GP% for the Bearing segment was 29.5% in Q-2 2002 compared to 28.1% in Q-2 2001. This increase was mainly due to product mix partially offset by the consolidation of JGBR and NGBC's sales to the Chinese domestic market, which have lower GP% than General's sales in the U.S. GP% for Machine Tools was 39.5% in Q-2 2002 compared to 50.6% in Q-2 2001. This decrease is mainly due to the lower sales volume and product mix.

      Gross profit for 2002 of $10,404,000 represents a 10.1% increase compared to 2001. As a percentage of sales, GP% was 30.3% for 2002 compared to 33.2% for 2001. GP% for Bearings was 29.3% in 2002 compared to 30.2% in 2001. This decrease was mainly due to the consolidation of JGBR and NGBC's sales to the Chinese domestic market, which have a lower GP% than General's sales in the U.S. There was also a decrease in GP% on sales in the U.S. due mainly to increased sales to OEM's coupled with decreased higher margin sales to distributors. GP% for Machine Tools was 38.2% in 2002 compared to 46.0% in 2001. This decrease is mainly due to lower sales volume and product mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 24.9% in Q-2 2002 compared to 23.0% in Q-2 2001. S,G&A increased by $619,000. S,G&A in the Bearings segment increased by $535,000 mainly due to the consolidation of S,G&A incurred at NGBC (100% of NGBC's sales are eliminated in consolidation) and JGBR, as well as increases in salaries, legal fees and promotion expenses. S,G&A for Machine Tools increased by $84,000.

      S,G&A as a percentage of sales were 22.3% in 2002 compared to 24.5% in 2001. This decrease is primarily due to the increased sales volume. S,G&A increased by $666,000. S,G&A increased in the Bearings segment by $725,000 mainly due to the consolidation of S,G&A incurred at NGBC (97.9% of NGBC's sales are eliminated in consolidation) and JGBR, as well as increases in salaries, legal fees, insurance and depreciation expenses. S,G&A for Machine Tools decreased by $59,000 mainly due to cost reduction programs implemented during the third quarter of 2001.

      Operating Income. Operating income for Q-2 2002 of $865,000 represents a 40.7% decrease compared to Q-2 2001. Operating income for the Bearing segment increased 61.5% compared to Q-2 2001 to $1,548,000 primarily due to higher sales volume and higher GP%, partially offset by higher S,G&A. Operating income /
(loss) for Machine Tools was ($683,000) in Q-2 2002 compared to $500,000 in Q-2 2001 primarily due to lower sales volume, lower GP% and higher S,G&A.

      Operating income for 2002 of $2,760,000 represents an 11.7% increase compared to 2001. Operating income for Bearings of $3,336,000, increased 57.4% compared to 2001 primarily due to higher sales volume, partially offset by lower GP% and higher S,G&A. Operating income / (loss) of ($576,000) for Machine Tools decreased 263.7% compared to 2001 primarily due to lower sales volume and lower GP% partially offset by reduced S,G&A.

      Other Expense, net. Other expense, net was $524,000 in Q-2 2002 compared to $1,349,000 in Q-2 2001 and is comprised of miscellaneous non-operating income and expenses, interest expense and equity in income of affiliates ("equity income") as follows:

                                                           Second Quarter
                                                          2002         2001
                                                          -----------------
Litigation settlement                                     $   --     $  763
Foreign exchange losses in
hyperinflationary economies                                   87        235
Other non-operating expenses, net                             20         69
Interest expense, net                                        463        264
Equity (income) loss in affiliates                           (46)        18
                                                          ------     ------
                                                          $  524     $1,349

Q2 - 2001 included a one-time charge of $763,000 for an agreement reached between the Company and Gussack Realty Company ("GRC"), allocating the proceeds and litigation costs from the previously reported litigation with Xerox. The reimbursement will be paid to GRC in the form of additional rent payments by the Company of $18,780.17 per month for 48 months beginning in June 2001. Also included in other expenses are losses on net monetary positions, reflecting the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies (Romania). Net interest expense increased mainly due to the consolidation of interest expense incurred at JGBR.

      Other expense, net was $1,040,000 in 2002 compared to $1,318,000 in 2001 as follows:

                                                              Six Months
                                                           2002        2001
                                                          -----------------
Litigation settlement                                     $   --     $  763
Foreign exchange losses in
hyperinflationary economies                                  110         --
Other non-operating expenses, net                             53         24
Interest expense, net                                        945        558
Equity (income) loss in affiliates                           (68)       (27)
                                                          ------     ------
                                                          $1,040     $1,318

Included in the 2002 other expense is a loss on net monetary position reflecting the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies. The 2001 expense is comprised mainly of the settlement with GRC. Net interest expense increased mainly due to the consolidation of interest expense incurred at JGBR. Equity income was $68,000 in 2002 compared to $27,000 in 2001.

      Income Tax. The Company recorded income tax expense of $286,000 in Q-2 2002 compared to an income tax benefit of $132,000 in Q-2 2001. The Q-2 2002 income tax expense reflects certain foreign losses for which there is no benefit. The income tax benefit in Q-2 2001 is mainly due to certain foreign income that is not taxable. The Company's effective income tax rate was 34.3% in 2002 compared to 20.2% in 2001 mainly due to the factors affecting the quarterly income taxes.

      Net Income / (Loss). Net income for Q-2 2002 increased to $207,000 or $.05 per basic and diluted share, from ($29,000) or ($.01) per basic and diluted share in Q-2 2001. The increase is primarily due to the higher sales volume and lower other expenses, partially offset by higher S,G&A. Net income for 2002 increased 114.9% from 2001 to $1,063,000 or $.27 per basic and diluted share, from $495,000 or $.12 per basic and diluted share in 2001, also primarily due to the higher sales volume and lower other expenses, partially offset by higher S,G&A.

Financial Condition, Liquidity and Capital Resources

      During the periods presented, the Company's primary sources of capital have been short term loans and a revolving credit facility that expires on April 30, 2003 ("Revolving Credit Facility"). At June 29, 2002 and December 29, 2001, the Company had working capital of $17,356,000 and $30,276,000, respectively. The reduction in working capital is attributable to the revolving line of credit which has been classified as short term since the agreement expires on April 30, 2003.

      Cash provided by operating activities in 2002 was $1,737,000. Cash provided by net income before depreciation and amortization, inventory reductions, and lower accounts receivable was partially offset by increased prepaid expenses and other assets and reduced accounts payable and accrued expenses. The increase in prepaid expenses and other assets is due primarily to the consolidation of NGBC and JGBR. The decrease in accounts payable and accrued expenses is primarily due to lower inventory in-transit.

      Cash used in investing activities in 2002 was $992,000. The Company invested $101,000 in Shanghai General Bearing Company, Ltd., one of it's existing unconsolidated joint ventures in China. Cash used in investing activities in 2002 also includes $901,000 for capital expenditures compared to $527,000 in 2001. The increase in capital expenditures is related to the consolidation of NGBC and JGBR.

      Cash provided by financing activities in 2002 was $624,000. During 2002, net increases in debt under its Revolving Credit Facility of $215,000, and Notes Payable - Banks of $1,089,000, were partially offset by stock repurchases under the Company's Stock Repurchase Program ("the Program"). The majority of the increase in Notes Payable - Banks was used for advance payments for capital equipment.

      At June 29, 2002, the Company had outstanding debt of $12,962,000 under its Revolving Credit Facility and had further availability of approximately $6.6 million. The Company expects to enter into a new Revolving Credit Facility upon its expiration. The Company is in compliance with all of its loan covenants. Additionally, the Company had outstanding debt of $1,094,000 against a $1,120,000 line of credit of which $800,000 expires in October 2002 and $320,000 expires in October 2004. The Company expects to refinance this credit line with a new credit line in 2002.

      During 2002, the Company repurchased 167,800 shares of its common stock for a cost of $628,000 under its Program. The Company has purchased 258,070 shares for a cost of $904,000 since the inception of the Program on January 11, 2000 and is authorized to purchase an additional $596,000.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the existing and any future revolving credit facilities will be sufficient to finance the anticipated working capital and capital expenditure requirements as well as the Company's stock buyback program and investment commitments for at least the next 24 months. The Company's operating cash flow could be adversely affected if there was a decrease in demand for the Company's products or if the Company was unable to continue to reduce its inventory. Also, a decrease in demand could adversely affect the Company's liquidity if General was unable to agree to terms on a revolving credit facility when the current Revolving Credit Facility expires on April 30, 2003.

The table and notes below describe the Company's contractual obligations related to its liquidity.

                                                                     (In Thousands)
                                                                 Payments Due by Period
                                           ------------------------------------------------------------------
                                                            Less
                                                           than 1          1 - 3          4 - 5       After 5
                                            Total           year           years          years         years
                                           -------         -------         ------         ------      -------
Contractual Obligations:

Bank revolving line of credit              $12,962         $12,962         $   --         $   --         $ --

Capital lease obligations                      611             191            420             --           --

Operating leases                             5,770           1,067          3,482          1,221           --

Notes payable                                6,673             200          3,418          2,505          550

Equity investment obligations                4,320           3,320          1,000             --           --
                                           -------         -------         ------         ------         ----

Total contractual cash obligations         $30,336         $17,740         $8,320         $3,726         $550
                                           =======         =======         ======         ======         ====

The Company also has a net payable to General-IKL Corp. ("IKL"), an affiliate of the Company, in the amount of $609,000. IKL is an inactive joint venture with a company located in the former Republic of Yugoslavia in which General holds a 50% interest. The Company cannot estimate when this amount will be due as amounts receivable from and payable to General-IKL Corp., are subject to collection and repayment restrictions due to sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia. General accrues interest on the balances due to and from this affiliate.

The Company uses letters of credit to support certain of its purchases and certain advance payments received from customers in the normal course of business.

JGBR has guaranteed certain obligations of an unrelated third party totaling $5,377,000 at June 29, 2002.

Inflation

      The effect of inflation on the Company has not been significant during the last two fiscal years.

Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt. As of June 29, 2002, the Company had $7,650,000 subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the twenty-six weeks ended June 29, 2002, the Company's interest rate swap agreement resulted in additional expense of approximately $213,000.

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

                                     PART II

Item 1. Legal Proceedings

      There have been no material developments in any of the Company's legal matters subsequent to the events reported in the Company's 10-Q filed May 14, 2002.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      10.21 Amendment No. 1 to the Credit Agreement between General Bearing Corporation and Keybank National Association.

      10.22 Amendment No. 2 to the Credit Agreement between General Bearing Corporation and Keybank National Association.

      (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K for the quarter ended June 29, 2002.

                                 CERTIFICATION

The undersigned hereby certify that (i) the within report fully complies with
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the within report fairly presents, in all material respects, the financial condition and results of operations of the company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2002.

GENERAL BEARING CORPORATION
(Registrant)


   /s/ David L. Gussack
------------------------------
David L. Gussack
President


   /s/ Rocky Cambrea
------------------------------
Rocky Cambrea
Controller