Form 10-Q
period 2002-09-28
GENERAL BEARING CORP
filed 2002-11-12
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

          |X|   Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the quarter ended September 28, 2002

                                       OR

          |_|  Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

          For the transition period from ____________ to _____________

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

|X| Yes |_| No

At November 8, 2002, the Registrant had issued 7,102,200 shares of common stock, $.01 par value per share, and had outstanding 3,879,380 shares.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 28, 2002

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I

      Item 1.  Financial Statements ...................................  2 - 11

      Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition ..................... 12 - 17

      Item 3.  Quantitative and Qualitative Disclosure about
               Market Risk ............................................      18

      Item 4.  Controls and Procedures.................................      18

PART II

      Item 1.  Legal Proceedings.......................................      19

      Item 6.  Exhibits and Reports on Form 8-K........................      20

Signature..............................................................      21

Certifications......................................................... 22 - 24

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                              Sept. 28,    Dec. 29,
                                                                2002         2001
                                                             -----------   --------
                              ASSETS                         (Unaudited)
Current:
    Cash and cash equivalents                                 $  3,085     $  1,847
    Accounts receivable - net of allowance for doubtful
       accounts of $541 and $874                                13,240       13,355
    Inventories                                                 30,470       30,116
    Prepaid expenses and other current assets                    5,989        4,756
    Advances to affiliates                                         263          114
    Deferred tax assets                                            638          631
                                                              --------     --------

          Total current assets                                  53,685       50,819

Fixed assets, net of accumulated depreciation                   23,423       22,049
Investment in and advances to joint ventures
    and affiliates                                               3,573        2,841
Other assets                                                     1,155          915
                                                              --------     --------

Total Assets                                                  $ 81,836     $ 76,624
                                                              ========     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Bank - revolving line of credit                           $ 13,273     $     --
    Note payable - banks                                         6,495        5,415
    Accounts payable:
       Trade                                                     8,111        9,781
       Affiliates                                                  176          306
    Accrued expenses and other current liabilities               7,368        4,660
    Current maturities of long-term debt                           391          381
                                                              --------     --------

          Total current liabilities                             35,814       20,543
                                                              --------     --------

Long-term debt, net of current maturities                       10,303       20,580

Other long-term liabilities - affiliate                            361          491

Deferred taxes                                                     266          320

Minority interests                                               9,949       10,119

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - shares
       authorized 1,000,000, none issued and outstanding            --           --
    Common stock par value $.01 per share - shares
       authorized 19,000,000, issued 7,102,200 and
       7,088,950 shares                                             71           71
    Additional paid-in capital                                  40,133       40,094
    Accumulated other comprehensive loss                        (1,125)        (737)
    Treasury stock at cost, 3,222,820 and 3,040,270 shares        (963)        (276)
    Deficit                                                    (12,973)     (14,581)
                                                              --------     --------

          Total stockholders' equity                            25,143       24,571
                                                              --------     --------

Total liabilities and stockholder's equity                    $ 81,836     $ 76,624
                                                              ========     ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (Unaudited)

                                                 Thirty-nine weeks ended      Thirteen weeks ended
                                                ------------------------    ------------------------
                                                 Sept. 28,     Sept. 29,     Sept. 28,     Sept. 29,
                                                   2002          2001          2002          2001
                                                ----------    ----------    ----------    ----------
Sales                                           $   52,048    $   41,742    $   17,708    $   13,240

Cost of sales                                       36,301        28,221        12,364         9,169
                                                ----------    ----------    ----------    ----------

Gross profit                                        15,747        13,521         5,344         4,071

Selling, general and administrative expenses        11,683        10,461         4,039         3,483
                                                ----------    ----------    ----------    ----------

Operating income                                     4,064         3,060         1,305           588

Other expense, net                                   1,542         1,515           503           197
                                                ----------    ----------    ----------    ----------

Income before income taxes                           2,522         1,545           802           391

Income taxes                                           821           324           230            90
                                                ----------    ----------    ----------    ----------

Income before minority interests                     1,701         1,221           572           301

Minority interests                                      92           447            26            21
                                                ----------    ----------    ----------    ----------

Net income                                      $    1,609    $      774    $      546    $      280
                                                ==========    ==========    ==========    ==========

Net income per common share:

     Basic                                      $     0.41    $     0.19    $     0.14    $     0.07
                                                ----------    ----------    ----------    ----------

     Diluted                                    $     0.41    $     0.19    $     0.14    $     0.07
                                                ----------    ----------    ----------    ----------

Weighted average number of common shares:

     Basic                                       3,962,466     4,123,792     3,883,880     4,128,316
                                                ----------    ----------    ----------    ----------

     Diluted                                     3,972,506     4,123,792     3,895,790     4,128,316
                                                ----------    ----------    ----------    ----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                         Thirty-nine weeks ended     Thirteen weeks ended
                                         -----------------------    ----------------------
                                          Sept. 28,    Sept. 29,    Sept. 28,    Sept. 29,
                                             2002         2001         2002         2001
                                          ---------    ---------    ---------    ---------
Net income                                 $ 1,609      $   774      $   546      $   280

Derivative fair market value adjustment       (388)        (432)        (289)        (376)
                                           -------      -------      -------      -------
Comprehensive income                       $ 1,221      $   342      $   257      $   (96)
                                           -------      -------      -------      -------

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                     Thirty-nine weeks ended
                                                                 -------------------------------
                                                                 Sept. 28, 2002   Sept. 29, 2001
                                                                 --------------   --------------
Cash flows from operating activities:
        Net income                                                   $ 1,609        $   774
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Minority interests                                                92            447
        Depreciation and amortization                                  1,444            794
        Deferred income taxes                                            (59)           (51)
        Equity in income of joint ventures and affiliates               (133)          (113)
        Other non-cash items charged to income                            38            100
        (Gain) / loss on sales of fixed assets                            (4)            --
    Changes in:
        Accounts receivable                                              114           (695)
        Inventories                                                     (354)         4,069
        Prepaid expenses and other assets                             (1,732)           578
        Due to (from) affiliates                                        (395)           502
        Accounts payable and accrued expenses                            415         (2,504)
                                                                     -------        -------

           Net cash provided by operating activities                   1,035          3,901
                                                                     -------        -------

Cash flows from investing activities:
    Investment in affiliate                                             (401)            --
    Advances to affiliates, net                                           --           (600)
    Acquisition of businesses, net of cash acquired                       --            474
    Fixed asset purchases                                             (2,748)        (1,086)
    Net proceeds from sale of fixed assets                                12             24
                                                                     -------        -------

           Net cash used in investing activities                      (3,137)        (1,188)
                                                                     -------        -------

Cash flows from financing activities:
    Purchase of treasury stock                                          (688)           (20)
    Net proceeds from note payable - banks                             3,606            267
    Repayment of other long-term debt                                   (104)          (135)
    Net proceeds from (repayment of) revolving credit facility           526         (1,014)
                                                                     -------        -------

         Net cash provided by (used in) financing activities           3,340           (902)
                                                                     -------        -------

Net increase in cash and cash equivalents                              1,238          1,811
Cash and cash equivalents, beginning of period                         1,847            497
                                                                     -------        -------
Cash and cash equivalents, end of period                             $ 3,085        $ 2,308
                                                                     =======        =======
Cash paid during the period for:
    Interest                                                         $ 1,304        $   899
                                                                     =======        =======
    Income taxes                                                     $   218        $   317
                                                                     =======        =======

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of            The accompanying unaudited condensed consolidated
    Presentation        financial statements for General Bearing Corporation and
                        subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.
                        Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.
                        Operating results for the thirty-nine weeks ended
                        September 28, 2002 are not necessarily indicative of the results that may be expected for the year ending
                        December 28, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001.

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

                        NN General, LLC ("NNG") was established in March 2000 to hold as its primary asset, a 60% interest in Jiangsu General Ball & Roller Company, Ltd. ("JGBR"). Initially, NNG was a 50% owned joint venture with an unrelated party. General's initial cash investment in NNG was $100,000. General also advanced NNG loans amounting to approximately $2,440,000. On December 27, 2001, the owners of NNG contributed all loans and accrued interest advanced to NNG to NNG's capital and General purchased the partner's 50% interest for cash and notes valued at approximately $3.9 million (book value), increasing General's underlying interest in JGBR to 60%. On June 30, 2002, NNG's ownership in JGBR was reduced to 51% by agreement of the partners, and in conjunction with commitments by the partners to contribute additional capital reflective of the new ownership percentages.

                        JGBR, established in 1999 in Rugao City, China, is a joint venture with Jiangsu Lixing Steel Ball Factory ("JSBF"), an unrelated party. JGBR manufactures rolling elements for bearings. Effective with General's acquisition of its partner's interest in NNG, the Company has consolidated the balance sheet of JGBR at December 29, 2001. The Company had recorded income from its investment in JGBR at December 29, 2001 on the equity method. Effective December 30, 2001 operations of JGBR have been fully consolidated.

3.  Inventories         Inventories consist of the following: (In Thousands)

                                                                       September 28, 2002          December 29, 2001
                         -------------------------------------------------------------------------------------------
                         Finished Goods                                          $  8,042                   $  9,096

                         Bearing raw materials, purchased
                         parts and work in process                                 17,483                     16,824

                         Machines and machine tools                                 2,294                      2,457

                         Machine service parts and
                         accessories                                                2,651                      1,739
                         -------------------------------------------------------------------------------------------
                                                                                 $ 30,470                   $ 30,116
                         -------------------------------------------------------------------------------------------

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

                                                                                  Thirty-nine Weeks Ended
                                                                       -------------------------------------------
                                                                         Sept. 28, 2002             Sept. 29, 2001
                         -----------------------------------------------------------------------------------------
                         Diluted earnings per share
                         computation:

                         Basic weighted average common
                         shares outstanding                                   3,962,466                  4,123,792

                         Incremental shares from assumed
                         exercise of dilutive options                            10,040                         --
                         -----------------------------------------------------------------------------------------
                                                                              3,972,506                  4,123,792
                         -----------------------------------------------------------------------------------------

                                                                                    Thirteen Weeks Ended
                                                                       -------------------------------------------
                                                                         Sept. 28, 2002             Sept. 29, 2001
                         -----------------------------------------------------------------------------------------
                         Diluted earnings per share
                         computation:

                         Basic weighted average common
                         shares outstanding                                   3,883,880                  4,128,316

                         Incremental shares from assumed
                         exercise of dilutive options                            11,910                         --
                         -----------------------------------------------------------------------------------------
                                                                              3,895,790                  4,128,316
                         -----------------------------------------------------------------------------------------

                        For the thirty-nine weeks ended September 28, 2002 and September 29, 2001, 287,800 and 427,800 options and warrants outstanding, respectively, were anti- dilutive. For the thirteen weeks ended September 28, 2002 and September 29, 2001, 287,800 and 427,800 options and warrants outstanding, respectively, were anti-dilutive.

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

                        In addition, to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total debt that is subject to variable interest rates. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. Expenses recognized in earnings during the period relating to the interest rate swap totaled $318,000 for the thirty-nine weeks ended September 28, 2002 and are included in the Statement of Operations in Other expenses, net. Any values reported in Comprehensive Income will be reclassified to earnings over the term of the agreement, through 2007.

6.  Litigation          Except as explained in Part II of this report, there has
                        been no material change in litigation since the events reported in the Company's 10-Q for the fiscal quarter ended June 29, 2002.

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

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below presents information about the Company's business segments. (In Thousands)

                         Year to Date September 28, 2002

                                                          MACHINE
                                           BEARINGS        TOOLS          TOTAL
                                           -------------------------------------

Net sales to external customers            $ 45,727      $  6,321       $ 52,048

Gross Profit                                 13,500         2,247         15,747

Operating income / (loss)                     4,954          (890)         4,064

Depreciation / amortization                   1,396            48          1,444

Capital expenditures                          2,440           308          2,748

Total Assets                               $ 68,561      $ 13,275       $ 81,836

                         Year to Date September 29, 2001

                                                          MACHINE
                                           BEARINGS        TOOLS          TOTAL
                                           -------------------------------------

Net sales to external customers            $ 33,925      $  7,817       $ 41,742

Gross Profit                                 10,244         3,277         13,521

Operating income                              2,789           271          3,060

Depreciation / amortization                     608           186            794

Capital expenditures                          1,057            29          1,086

Total Assets                               $ 45,699      $ 13,551       $ 59,250

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        Quarter Ended September 28, 2002

                                                          MACHINE
                                           BEARINGS        TOOLS          TOTAL
                                           -------------------------------------

Net sales to external customers            $ 15,215      $  2,493       $ 17,708

Gross Profit                                  4,560           784          5,344

Operating income / (loss)                     1,619          (314)         1,305

Depreciation / amortization                     507            12            519

Capital expenditures                          1,818            29          1,847

Total Assets                               $ 68,561      $ 13,275       $ 81,836

                        Quarter Ended September 29, 2001

                                                          MACHINE
                                           BEARINGS        TOOLS          TOTAL
                                           -------------------------------------

Net sales to external customers            $ 10,748      $  2,492       $ 13,240

Gross Profit                                  3,244           827          4,071

Operating income / (loss)                       669           (81)           588

Depreciation / amortization                     306           109            415

Capital expenditures                            551             8            559

Total Assets                               $ 45,699      $ 13,551       $ 59,250

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

In July 2001, General Bearing Corporation ("General") increased its ownership in Ningbo General Bearing Company, Ltd. ("NGBC"), one of its joint ventures in China, from 42% to 50% and assumed control of management of the operations. The financial statements of NGBC have been fully consolidated beginning with the start of the third fiscal quarter of 2001. The majority of NGBC's sales are eliminated in consolidation as the majority of its production is sold to General for sale in the U.S.

In December 2001, General increased its ownership in NN General, LLC ("NNG"), a holding company that held as its primary asset, a 60% investment in Jiangsu General Ball and Roller Company, Ltd. ("JGBR"), another Chinese joint venture, from 50% to 100%. Due to this increased ownership, the Statements of Operations of NNG and JGBR have been fully consolidated since the beginning of the first quarter of 2002. On June 30, 2002, NNG's ownership in JGBR was reduced to 51% by agreement of the partners, and in conjunction with commitments by the partners to contribute additional capital reflective of the new ownership percentages.

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

Results of Operations

      Sales. Sales for the third fiscal quarter ended September 28, 2002 ("Q-3 2002") of $17,708,000 represents a 33.7% increase compared to the third fiscal quarter ended September 29, 2001 ("Q-3 2001"). Bearing sales of $15,215,000 increased 41.6% from Q-3 2001 primarily due to the consolidation of JGBR's sales. Increased sales of drive line components to the automotive industry as well as increased sales volume of tapered roller bearings for heavy duty truck trailers were partially offset by lower sales volume to distributors. Machine Tool sales of $2,493,000 were flat compared to Q-3 2001.

      Sales for the thirty-nine weeks ended September 28, 2002 ("2002") of $52,048,000 represents a 24.7% increase compared to the thirty-nine weeks ended September 29, 2001 ("2001"). Bearing sales of $45,727,000 increased 34.8% from 2001 primarily due to the consolidation of JGBR's sales. Increased sales of drive line components to the automotive industry as well as increased sales of tapered journal bearings to the railroad industry were partially offset by lower sales volume in the heavy duty aftermarket as well as lower sales volume to distributors. Both of these decreases are believed to be related to the U.S. economy. Machine Tool sales of $6,321,000 were 19.1% lower than 2001 due primarily to lower export sales from Romania due to irregularity in demand for the Company's products.

      Gross Profit. Gross profit for Q-3 2002 of $5,344,000 represents a 31.3% increase compared to Q-3 2001. As a percentage of sales, gross profit (GP%) was 30.2% for Q-3 2002 compared to 30.7% for Q-3 2001. GP% for the Bearing segment was 30.0% in Q-3 2002 compared to 30.2% in Q-3 2001. This decrease was mainly due to product mix as well as the consolidation of JGBR and NGBC's sales to the Chinese domestic market, which have lower GP% than General's sales in the U.S. GP% for Machine Tools was 31.4% in Q-3 2002 compared to 33.2% in Q-3 2001. This decrease is mainly due to product mix.

      Gross profit for 2002 of $15,747,000 represents a 16.5% increase compared to 2001. As a percentage of sales, GP% was 30.3% for 2002 compared to 32.4% for 2001. GP% for Bearings was 29.5% in 2002 compared to 30.2% in 2001. This decrease was mainly due to the consolidation of JGBR and NGBC's sales to the Chinese domestic market, which have a lower GP% than General's sales in the U.S. There was also a decrease in GP% on sales in the U.S. due mainly to increased sales to OEM's coupled with decreased higher margin sales to distributors. GP% for Machine Tools was 35.5% in 2002 compared to 41.9% in 2001. This decrease is mainly due to lower sales volume and product mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 22.8% in Q-3 2002 compared to 26.3% in Q-3 2001. S,G&A increased by $556,000. S,G&A in the Bearings segment increased by $366,000 mainly due to the consolidation of S,G&A incurred at JGBR, as well as increases in legal fees, travel expenses, insurance expense and higher sales related variable costs. S,G&A for Machine Tools increased by $190,000 primarily due to higher promotion and depreciation expenses.

      S,G&A as a percentage of sales were 22.4% in 2002 compared to 25.1% in 2001. This decrease is primarily due to the increased sales volume. S,G&A increased by $1,222,000. S,G&A increased in the Bearings segment by $1,091,000 mainly due to the consolidation of S,G&A incurred at NGBC (98.3% of NGBC's sales are eliminated in consolidation) and JGBR, as well as increases in salaries, legal fees, insurance and depreciation expenses. S,G&A for Machine Tools increased by $131,000 mainly due to higher promotion and depreciation expenses.

      Operating Income. Operating income for Q-3 2002 of $1,305,000 represents a 121.9% increase compared to Q-3 2001. Operating income for the Bearing segment increased 142.0% compared to Q-3 2001 to $1,619,000 primarily due to higher sales volume and the consolidation of JGBR partially offset by higher S,G&A and lower GP%. Operating income / (loss) for Machine Tools was ($314,000) in Q-3 2002 compared to ($81,000) in Q-3 2001 primarily due to lower GP% and higher S,G&A.

      Operating income for 2002 of $4,064,000 represents an 32.8% increase compared to 2001. Operating income for Bearings of $4,954,000, increased 77.6% compared to 2001 primarily due to higher sales volume and the consolidation of JGBR and NGBC partially offset by lower GP% and higher S,G&A. Operating income / (loss) of ($890,000) for Machine Tools decreased 428.4% compared to 2001 primarily due to lower sales volume, lower GP% and higher S,G&A.

      Other Expense, net. Other expense, net was $503,000 in Q-3 2002 compared to $197,000 in Q-3 2001 and is comprised of miscellaneous non-operating income and expenses, interest expense and equity in income of affiliates ("equity income") as follows:

                                                               Third Quarter
                                                             2002          2001
                                                            -----         -----
Foreign exchange (gains) losses in
hyperinflationary economies                                 $  (7)        $ 107
Other non-operating (income) expenses, net                     25          (127)
Interest expense, net                                         550           303
Equity (income) in affiliates                                 (65)          (86)
                                                            -----         -----
                                                            $ 503         $ 197

Included in other expenses are (gains) / losses on net monetary positions, reflecting the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies (Romania). Net interest expense increased mainly due to the consolidation of interest expense incurred at JGBR and increased borrowings.

      Other expense, net was $1,542,000 in 2002 compared to $1,515,000 in 2001 as follows:

                                                                Nine Months
                                                            2002          2001
                                                          -------       -------
Litigation settlement                                     $    --       $   763
Foreign exchange losses in
hyperinflationary economies                                   103           107
Other non-operating (income) expenses, net                     77          (103)
Interest expense, net                                       1,495           861
Equity (income) in affiliates                                (133)         (113)
                                                          -------       -------
                                                          $ 1,542       $ 1,515

2001 included a one-time charge of $763,000 for an agreement reached between the Company and Gussack Realty Company ("GRC"), allocating the proceeds and litigation costs from the previously reported litigation with Xerox. The reimbursement will be paid to GRC in the form of additional rent payments by the Company of $18,780.17 per month for 48 months beginning in June 2001. Also included in the other expenses is a loss on net monetary position reflecting the effect of changes in foreign exchange rates and accounting rules for financial reporting in hyperinflationary economies (Romania). Net interest expense increased mainly due to the consolidation of interest expense incurred at JGBR and increased borrowings. Equity income was $133,000 in 2002 compared to $113,000 in 2001.

      Income Tax. The Company recorded income tax expense of $230,000 in Q-3 2002 compared to income tax expense of $90,000 in Q-3 2001. The Q-3 2002 income tax expense reflects certain foreign income becoming taxable in 2002 and significant foreign losses for which there is no benefit. The effective income tax rate of 23.0% in Q-3 2001 is reflective of certain foreign income that is not taxable. The Company's effective income tax rate was 32.6% in 2002 compared to 21.0% in 2001 mainly due to the factors affecting the quarterly income taxes.

      Net Income. Net income for Q-3 2002 increased to $546,000 or $.14 per basic and diluted share, from $280,000 or $.07 per basic and diluted share in Q-3 2001. The increase is primarily due to the higher sales volume, partially offset by higher S,G&A. Net income for 2002 increased 107.9% from 2001 to $1,609,000 or $.41 per basic and diluted share, from $774,000 or $.19 per basic and diluted share in 2001, also primarily due to the higher sales volume and lower other expenses, partially offset by lower GP% and higher S,G&A.

Financial Condition, Liquidity and Capital Resources

      During the periods presented, the Company's primary sources of capital have been short term loans and a revolving credit facility that expires on April 30, 2003 ("Revolving Credit Facility"). At September 28, 2002 and December 29, 2001, the Company had working capital of $17,871,000 and $30,276,000, respectively. The reduction in working capital is attributable to the revolving line of credit which has been classified as short term since the agreement expires on April 30, 2003. The Company expects to enter into a new Revolving Credit Facility upon its expiration.

      Cash provided by operating activities in 2002 was $1,035,000. Cash provided by net income before depreciation and amortization, reduced accounts receivable and increased accounts payable and accrued expenses was partially offset by increased prepaid expenses and other assets and increased inventory. The increase in prepaid expenses and other assets is due primarily to the consolidation of NGBC and JGBR. The increase in accounts payable and accrued expenses is primarily due to higher inventory in-transit.

      Cash used in investing activities in 2002 was $3,137,000. The Company invested $401,000 in Shanghai General Bearing Company, Ltd., one of it's existing unconsolidated joint ventures in China. Cash used in investing activities in 2002 also includes $2,748,000 for capital expenditures compared to $1,086,000 in 2001. The increase in capital expenditures is related to the consolidation and growth of NGBC and JGBR.

      Cash provided by financing activities in 2002 was $3,340,000. During 2002, net increases in debt under its Revolving Credit Facility of $526,000, and Notes Payable - Banks of $3,606,000, were partially offset by stock repurchases under the Company's Stock Repurchase Program ("the Program"). The majority of the increase in Notes Payable - Banks was used for advance payments for capital equipment.

      At September 28, 2002, the Company had outstanding debt of $13,273,000 under its Revolving Credit Facility and had further availability of approximately $7.3 million. The Company expects to enter into a new Revolving Credit Facility upon its expiration. The Company is in compliance with all of its loan covenants. Additionally, the Company had outstanding debt of $1,588,000 against a $1,620,000 line of credit of which $800,000 expires in October 2002, $500,000 expires in October 2003 and $320,000 expires in October 2004. The Company expects to refinance this credit line with a new credit line in 2002.

      During 2002, the Company repurchased 182,550 shares of its common stock for a cost of $688,000 under its Program. The Company has purchased 272,820 shares for a cost of $964,000 since the inception of the Program on January 11, 2000 and is authorized to purchase an additional $536,000.

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

(In Thousands)

                                                          Payments Due by Period
                                           ---------------------------------------------------
                                                        Less
                                                       than 1     1 - 3      4 - 5     After 5
                                            Total       year      years      years      years
                                           -------    -------    -------    -------    -------
Contractual Obligations:

Bank revolving line of credit              $13,273    $13,273    $    --    $    --    $    --

Notes payable - banks                       11,652      6,495      4,553        604         --

Notes payable - other                        3,865        200        600      2,505        560

Capital lease obligations                      559        191        368         --         --

Other long term liabilities - affiliate      1,113         --         --         --      1,113
                                           -------    -------    -------    -------    -------

Total obligations - per Balance Sheet       30,462     20,159      5,521      3,109      1,673

Off Balance Sheet items:

Operating leases                             5,819      1,082      3,515      1,222         --

Investment obligations                       4,420      3,420      1,000         --         --
                                           -------    -------    -------    -------    -------

Total contractual obligations              $40,701    $24,661    $10,036    $ 4,331    $ 1,673
                                           =======    =======    =======    =======    =======

The Company also has a net payable to General-IKL Corp. ("IKL"), an affiliate of the Company, in the amount of $614,000. IKL is an inactive joint venture with a company located in the former Republic of Yugoslavia in which General holds a 50% interest. The Company cannot estimate when this amount will be due as amounts receivable from and payable to General-IKL Corp., are subject to collection and repayment restrictions due to sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia. General accrues interest on the balances due to and from this affiliate.

The Company uses letters of credit to support certain of its purchases and certain advance payments received from customers in the normal course of business.

JGBR is the guarantor of certain commercial bank indebtedness obligations of an unrelated third party totaling $5,876,000 at September 28, 2002.

Inflation

      The effect of inflation on the Company has not been significant during the last two fiscal years.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt. As of September 28, 2002, the Company had $7,425,000 subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the thirty- nine weeks ended September 28, 2002, the Company's interest rate swap agreement resulted in additional expense of approximately $318,000. The high, low and average spread on the interest rate swap for the three months ending September 28, 2002 was 5.45%, 5.43% and 5.44%, respectively.

      The Company's management believes that fluctuations in interest rates in the near term will not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

The following table presents quantitative information about the Company's market risk (In Thousands).

Period              Notional     Fixed Rate     LIBOR +     Spread     Potential
                    Amount                      1.9%                   Loss of
                                                                       Earnings

October 2002        $7,350       9.17%          3.73%       5.44%          34
November 2002       $7,275       9.17%          3.73%       5.44%          33
December 2002       $7,200       9.17%          3.75%       5.42%          34
January 2003        $7,125       9.17%          3.75%       5.42%          33
February 2003       $7,050       9.17%          3.80%       5.37%          29
March 2003          $6,975       9.17%          3.80%       5.37%          32
April 2003          $6,900       9.17%          3.85%       5.32%          31
May 2003            $6,825       9.17%          3.85%       5.32%          31
June 2003           $6,750       9.17%          3.90%       5.27%          30
July 2003           $6,675       9.17%          3.95%       5.22%          30
August 2003         $6,600       9.17%          4.00%       5.17%          29
September 2003      $6,525       9.17%          4.00%       5.17%          28
Total                                                                    $374

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

Item 4. Controls and Procedures

The Company's chief executive officer and controller have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a - 14(c) and Rule 15d - 14(c) under the Exchange Act) as of September 28, 2002 and concluded that those disclosure controls and procedures are effective.

There has been no changes in the Company's internal controls or in other factors known to the Company that could significantly affect these controls subsequent to their evaluation, nor any corrective actions with regard to significant deficiencies and material weaknesses.

While the Company believes that its existing disclosure controls and procedures have been effective to accomplish these objectives, the Company intends to continue to examine, refine and formalize its disclosure controls and procedures.

                                     PART II

Item 1. Legal Proceedings

   Antidumping Proceeding covering Ball Bearings and Parts thereof from China.

In its 10-K filed on April 15, 2002, the Company disclosed the filing of an Antidumping proceeding covering ball bearing and parts thereof from China (the "Proceeding") in the U.S. International Trade Commission ("ITC") and U.S. Department of Commerce ("DOC") by the American Bearing Manufacturer's Association ("ABMA").

On October 15, 2002, the Department of Commerce ("DOC") issued its preliminary determinations of its "dumping" investigation.

In those determinations, Ningbo General Bearing Co., Ltd., Shanghai Pudong General Bearing Co. Ltd. and Jiangsu General Ball & Roller Co., Ltd., the Company's three Chinese joint ventures which export ball bearings and parts (collectively the "JVs"), were assigned a preliminary antidumping margin rate of 22.99%. That rate was assigned to all companies 1) who submitted timely responses to the DOC, but who were not selected as mandatory respondents and 2) who qualified for a separate rate from the "PRC-wide" rate.

The margin assigned to the JV's was the average of the rates of the three respondents which were specifically reviewed by DOC.

The DOC is expected to issue its final margin determinations in February 2003 and 45 days thereafter, the ITC is expected to issue its final determination of whether Chinese imports of the subject product have materially harmed or threaten to harm the U.S. bearing industry.

Cash deposits of antidumping duties will not be required unless and until the ITC issues a final adverse decision, scheduled for April 2003. Moreover, the Company will have the opportunity to recover such deposits in an annual review proceeding, which, unlike the initial deposit rate, should be based on the Company's own operations.

If the ITC finds that the U.S. bearing industry has not been materially harmed or threatened with material harm, the entire proceeding will be dismissed and no antidumping deposits for ball bearings from China will be required.

The Company expects that the proceeding will not have a material impact on operations. Nonetheless, adverse findings by ITC and DOC could result in the imposition of antidumping duties on ball bearings and parts thereof from the JVs which are sold in the U.S. by the Company. The Company is unable to predict the final deposit rates insofar as they may be based upon the operations of other companies, however a high deposit rate could adversely affect the Company's competitiveness, and result in decreased sales, operating income and net income.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1  Certification of the Chief Executive Officer and the Controller
      99.2  Certification of the Chief Executive Officer
      99.3  Certification of the Controller

(b)   Current Reports on Form 8-K

      The Company did not file any reports on Form 8-K for the quarter ended September 28, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 12, 2002.

GENERAL BEARING CORPORATION
---------------------------
(Registrant)


/s/ David L. Gussack
---------------------------
David L. Gussack
President


/s/ Rocky Cambrea
---------------------------
Rocky Cambrea
Controller

                                 EXHIBIT INDEX

99.1  Certification of the Chief Executive Officer and the Controller
99.2  Certification of the Chief Executive Officer
99.3  Certification of the Controller