Form 10-K
period 2002-12-28
GENERAL BEARING CORP
filed 2003-04-14
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

(Mark One)

            |X| Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 28, 2002

                                       OR

          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

        For the transition period from ______________ to ________________

                         Commission file Number 0-22053

                           GENERAL BEARING CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 13-2796245
                --------                                 ----------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes |X| No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $5,197,000 at June 29, 2002.

At March 26, 2003, the Registrant had issued 7,102,200 shares of common stock, $.01 par value per share, and had outstanding 3,867,380 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None of the documents indicated on Form 10-K have been incorporated herein by reference.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words: "anticipates," "believes", "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Annual Report such statements may relate to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in, orders from a major customer; the loss of, or failure to attain, additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                           GENERAL BEARING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

                                TABLE OF CONTENTS

    No.                                                                                                        Page
    ---                                                                                                        ----
PART I
      Items 1 & 2.     Business and Properties.............................................................      1
      Item 3.          Legal Proceedings...................................................................      6
      Item 4.          Submission of Matters to a Vote of Security Holders.................................      6

PART II
      Item 5.          Market for Registrant's Common Equity and Related Stockholder
                       Matters.............................................................................      7
      Item 6.          Selected Financial Data.............................................................      8
      Item 7.          Management's Discussion and Analysis of Results of Operations and
                       Financial Condition.................................................................      9
      Item 7a.         Quantitative and Qualitative Disclosure about Market Risk...........................     16
      Item 8.          Financial Statements and Supplementary Data.........................................     18
      Item 9.          Changes in and Disagreements with Accountants on Accounting and
                       Financial Disclosures...............................................................     49

PART III
      Item 10.         Directors and Executive Officers of the Registrant..................................     50
      Item 11.         Executive Compensation..............................................................     52
      Item 12.         Security Ownership of Certain Beneficial Owners and Management and
                       Related Stockholder Matters.........................................................     54
      Item 13.         Certain Relationships and Related Transactions......................................     56
      Item 14.         Controls and Procedures.............................................................     58

PART IV
      Item 15.         Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................     58

                                     PART I

Items 1 and 2. Business and Properties.

      The Company operates in two business segments: bearings ("Continuing Operations") and machine tools ("Discontinued Operations"). In December of 2002, the Company's Board of Directors and management resolved to discontinue the operations of the machine tool segment by disposing of the net assets by sale. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", prior period financial statements of the Company have been reclassified to segregate discontinued operations from continuing operations.

CONTINUING OPERATIONS:

      General Bearing Corporation ("General"), a Delaware Corporation formed in 1958, and subsidiaries (collectively, "the Company") manufactures, sources, assembles and distributes a variety of bearings and bearing components, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings. Under the Hyatt(R) and The General(R) trademarks, the Company supplies original equipment manufacturers ("OEMs") and the industrial aftermarket, primarily in the United States ("U.S.") and Asia. The Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty truck trailers, office equipment, machinery and appliances.

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

PRODUCTS

      The Company sells approximately 2,500 stock keeping units ("SKU's"). The Company's product line includes ball and roller bearings and their components. The Company offers its products in standard, modified, and custom designs where appropriate. Under The General(R) trademark, the Company produces ball bearings for a wide variety of products including copying machines, automotive steering columns, postal equipment, wheelchairs and other applications. Under the Hyatt(R) brand, the Company produces select tapered roller bearings (TRB's), tapered journal bearings, spherical roller bearings and cylindrical roller bearings which are used in railroad, truck/trailer, automotive and other industrial applications.

      The following are the product classes which represented 10% or more of consolidated revenue for the past three years:

                                                 2002         2001         2000

Automotive Driveline Components                 14.27%       13.34%          --

Tapered Roller Bearings                         20.27%       26.31%       31.55%

Balls                                           19.95%          --           --

MANUFACTURING

      The Company primarily manufactures and assembles bearings at its facilities in New York and the PRC as set forth below.

      The Company obtains the majority of its bearing and component requirements from its manufacturing plants in the PRC, discussed in greater detail below. The Company maintains relationships with unaffiliated manufacturers to produce the remainder of its requirements. The Company has no long-term contracts with its unaffiliated manufacturing sources.

CHINESE MANUFACTURING

      General has entered into six joint ventures (five with manufacturers in the PRC) to enable it to manufacture high quality, low cost bearings and bearing components. By entering into joint ventures, rather than long-term manufacturing contracts, General is better able to monitor and control production and quality assurance by having access to the factories at both management and production levels. Further, by manufacturing at joint ventures, General may not be required to incur inventory carrying costs, since the joint ventures may hold inventory until needed by General.

      SGBC, a joint venture formed with Shanghai Roller Bearing Factory ("SRBF") was established in June 1987. SGBC produces various bearing products for the U.S. and foreign markets. General contributed 25% of the initial capital of SGBC, and General's joint venture partner, SRBF, contributed 75% of the initial capital of SGBC. In November 2001, General and SRBF agreed to a new joint venture contract whereby ownership would be shared equally, with General assuming control of operations upon General meeting its revised requirement to contribute an additional $3 million during the period 2002-2004. At March 24, 2003, General has satisfied $2 million of this requirement. The official business license for the revised joint venture company was granted in February 2002.

      General has the exclusive right to sell the products of SGBC in the U.S. In 2002, General purchased $6.6 million in bearings and bearing components from SGBC. Purchases are made upon terms and conditions established periodically by negotiation between General and SGBC.

      Ningbo General Bearing Company, Ltd. ("NGBC"), a joint venture with China Ningbo Genda Bearing Company, Ltd., was established in 1998. Located in Yuyao City, China, this venture manufactures ball and roller bearings and their components. Initially, General contributed 33.3% of the registered capital. Subsequently, General increased its ownership to 42% in 2000, and increased its ownership to 50% and assumed control over operations in July 2001. In 2002, General purchased $14.2 million from NGBC which has been eliminated in consolidation.

      Shanghai Pudong General Bearing Company ("SPGBC"), a joint venture with Shanghai Xiua Industrial Corporation was established in 1996. Located in the Pudong Industrial Zone of Shanghai, this venture produces various bearing products for sale in the U.S. by General. General contributed 25% of the registered capital of SPGBC, in 1998. In 2002, General purchased $300,000 from SPGBC.

      Jiangsu General Ball & Roller Company, Ltd. ("JGBR"), a joint venture with Jiangsu Lixing Steel Ball Factory (Group) ("JSBF"), was established in 1999. Located in Rugao City, China, this venture is comprised of the operations of JSBF, a manufacturer of rolling elements for bearings. This venture produces chrome, carbon and stainless steel balls. In March 2000, General formed NN General, LLC ("NNG"), a joint venture with NN Ball & Roller, Inc. ("NN"). General and NN each held a 50% interest in NNG, which held a 60% interest in JGBR. In December 2001, General purchased NN's 50% interest in NNG for cash and notes valued at approximately $3.9 million (book value). On June 30, 2002, NNG's ownership in JGBR was reduced to 51% by agreement of the partners, and in conjunction with commitments by the partners to contribute additional capital reflective of the new ownership percentages. In 2002, General purchased $164,000 from JGBR which has been eliminated in consolidation.

      Rockland Manufacturing Company, ("Rockland") a 50% owned joint venture with Wafangdian USA Ltd., was established in 1993 and shares facilities and personnel with General at General's West Nyack facility. Rockland offers flexibility to General by providing readily accessible inventory.

      Wafangdian General Bearing Co., Ltd. ("WGBC"), a joint venture with Wafangdian Bearing Company, produces various bearing components. General sells the WGBC bearings in the U.S. In 2002, Rockland paid $1.9 million for purchases from WGBC.

SALES, MARKETING AND CUSTOMERS

      The Company markets its products principally in the U.S. through 8 salaried sales employees and 29 commissioned independent sales representative organizations. In addition, the Company has 10 customer service representatives responsible for handling orders and providing sales support. Products bear The General(R) label for ball bearings and the Hyatt(R) brand for all types of roller bearings.

      The Company's OEM markets include truck/trailer manufacturers, railroad locomotive and freight car manufacturers, and automotive manufacturers. Beyond the transportation industry, the Company supplies precision ball bearings to manufacturers of office equipment, machinery and appliances.

      In addition to the OEM efforts, the Company markets a broad line of products through distributors. The Distribution customer base varies from the two largest multi-branch operations, which have in excess of 400 branches, to independent single outlet operations. The Company provides distributors with a high quality lower cost alternative for them to service their maintenance repair order customers as well as small / medium sized OEM's.

      In 2002, 2001 and 2000, sales to a customer, Visteon Corporation, represented more than 10% of the Company's total net sales.

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

      In order to timely meet the delivery requirements of customers, the Company maintains significant amounts of inventory.

      Our total backlog at year end 2002 and 2001 was $10,200,000 and $8,900,000, respectively. The Company anticipates that approximately $10,200,000 of the 2002 backlog will be filled in 2003. The Company believes that backlog is not necessarily a reliable indicator of our future sales because a substantial portion of the orders constituting this backlog may be cancelled at the customer's option.

EMPLOYEES

      The Company's bearing operations have 1,001 full-time employees, of whom 862 were engaged in production, shipping and receiving, quality control, and maintenance, and 22 of whom were engaged in sales and marketing. The balance of the Company's full-time employees is primarily administration. Seventy eight of the Company's employees engaged in production, shipping and receiving, quality control and maintenance are subject to collective bargaining and are represented by the United Brotherhood of Carpenters and Joiners of America, AFL-CIO, Local 3127 ("Union"). The current collective bargaining agreement with the Union expires on April 30, 2003. The Company believes that relations with its employees, including those subject to collective bargaining, are good. General has a 23 year relationship with the Union and has never experienced a Union work stoppage.

COMPETITION

      The ball and roller bearing industry is highly competitive. The Company believes that competition within the precision ball and roller bearing market is based principally on quality, price and the ability to meet customer delivery requirements. Among the Company's primary domestic and foreign competitors are Timken, NSK Corporation and NN Inc. Management believes that the Company's manufacturing and sourcing capabilities and its reputation for consistent quality and reliability have positioned the Company for continued growth.

PATENTS, TRADEMARKS AND LICENSES

      The Company owns The General(R) trademark and the Hyatt(R) trademarks. The Company does not own any other U.S. or foreign patents, trademarks or licenses that are material to its business.

      During 2001, the Company purchased the Hyatt(R) trademark from an affiliate of General Motors ("GM"). Prior to this, the Company's use of the Hyatt(R) trademark was pursuant to a license from GM. The Company believes the trademarks positively influence some customers but is unable to quantify or estimate the extent of the benefits.

ENVIRONMENTAL COMPLIANCE

      The Company's operations are subject to federal, state and local regulatory requirements relating to pollution control and protection of the environment. Based on information compiled to date, management believes that the Company's current operations materially comply with applicable environmental laws and regulations.

PROPERTIES

      The Company leases a facility located in West Nyack, New York, which has approximately 190,000 square feet of floor space. Management believes that the plant is adequate for the Company's present needs and anticipated expansion. The West Nyack facility, which is used principally for administrative, assembly, manufacturing, and distribution purposes, is owned by Gussack Realty Company ("Realty"). On November 1, 1996, the Company and Realty entered into a lease for the West Nyack facility ("Lease"), which provides for an initial term expiring on October 31, 2003, and is renewable at the option of the Company for an additional six year term. (See "Item 13 - Certain Relationships and Related Transactions.")

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      The amounts of sales and long-lived assets attributable to each of the principal geographic areas where the Company has sales and the amount of export sales from the U.S. for each of the last three fiscal years are set forth in
Note 17 to the Company's consolidated financial statements for the year ended December 28, 2002.

DISCONTINUED OPERATIONS:

      In December of 2002, the Company's Board of Directors and management resolved to discontinue the operations of the machine tool segment by disposing of the net assets by sale during 2003. During 2002, the Company reduced the net asset carrying amounts of machine tools to zero and recorded an impairment writedown associated with discontinued operations of approximately $2,242,000. The prior period financial statements of the Company have been reclassified to segregate continuing operations from discontinued operations.

      The Company's machine tool operations are conducted through three companies, World Machinery Group, BV ("WMG"), World Machinery Works, S.A. ("W.M. Works") and WMW Machinery Company, Inc. ("WMW"), all direct or indirect subsidiaries of World Machinery Company ("World"), which became a wholly owned subsidiary of General in July 2000.

      WMG, a 60% owned subsidiary, owns 60% of W.M. Works, a Romanian machine tool manufacturer, which was privatized by the Romanian government in 1998. The Company contributed $1.5 million of the $2.5 million that WMG paid for the 51% interest in W.M. Works and, under the share sale contract with the Romanian government, was obligated to invest an additional $5.2 million in W.M. Works in cash or in kind, over a four year period ending December 31, 2002. As of December 28, 2002, the Company had satisfied its investment obligation for which it received an additional 9% interest in W.M. Works. WMG has the exclusive right to market the primary products of W.M. Works outside of Romania, with some minor exceptions.

PRODUCTS

      W.M. Works, formerly known as Masini Unelte, Bacau, S.A., a Romanian corporation, produces a variety of machine tools used for boring, turning, milling and grinding metal work pieces. W.M. Works' product lines include horizontal boring mills, bridge and gantry mills, vertical turning lathes, heavy duty lathes, roll grinders, belt grinders and vertical grinders.

      WMW, a wholly owned subsidiary of General, is WMG's sole sales agent in North America for most of the machine tool products manufactured by W.M. Works. WMW also markets its own product lines of WMW HECKERT production milling machines and WMW Radial Drills of 2" to 8" capacity, manufactured by independent suppliers abroad. In addition, WMW imports and distributes CETOS grinding machines from the Czech Republic.

SALES, MARKETING AND CUSTOMERS

      The majority of W.M. Works export sales are made through WMG, which utilizes independent regional sales agencies in each sales territory. WMG presently has approximately 5 sales agencies with exclusive distribution rights in North America, Germany, India, Poland and Argentina. WMG also markets through approximately 17 non-exclusive agents covering Italy, China, Denmark, the former Soviet states, Finland, Turkey, Greece, Austria, Egypt, the United Kingdom, the Czech Republic, Belgium, Holland, Brazil, South Africa, Pakistan, Vietnam and Taiwan.

      WMW sells primarily in North America through approximately 150 independent machine tool dealers on a non-exclusive basis.

      The machine tools produced by W.M. Works and WMW are sold to a wide spectrum of customers, from large corporations to small job shops. W.M. Works also produces the mechanical components of machines for certain machine tool producers in Germany.

      No individual customers of W.M. Works and WMW represented 10% or more of the Company's sales in 2002, 2001 and 2000.

EMPLOYEES

      The Company's machine tool operations have 492 employees, located primarily in Romania, of whom 329 are in production, 19 are sales personnel, 56 are in-house technical engineers (both mechanical and electrical) and technicians, 56 are in design and the balance are administrative.

COMPETITION

      The machine tool industry is highly competitive. The principal competitors of W.M. Works and WMW are Tos Varnsdorf (Czech Republic), Union
Werkzeugmaschinen (Germany), Defum (Poland), Mitsubishi (Japan), Giddings & Lewis (USA), Juristi (Spain), Toshiba (Japan), Dorris-Schamann (Germany), Phoenix (USA), Karnaghi (Italy), Waldrich (Germany), Hercules (Germany), Cetos (Czech Rep.) and Landis (USA).

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

Item 3. Legal Proceedings.

Antidumping Proceeding covering Ball Bearings and Parts thereof from China.

In its 10-K filed on April 15, 2002, the Company disclosed the filing of an Antidumping proceeding (the "Proceeding") in the U.S. International Trade Commission ("ITC") and U.S. Department of Commerce ("DOC") by the American Bearing Manufacturer's Association ("ABMA"), seeking to impose antidumping duties on ball bearings and parts thereof from the People's Republic of China.

On April 3, 2003, by a vote of 4 to 0, the ITC found that the United States ball bearing industry has not been materially injured or threatened with material injury by imports of ball bearings from China.

As a result, no antidumping duties or deposits will be imposed on imports of ball bearings from PRC.

Arbitration Proceeding against World Machinery Company

On December 30, 2002, the Romanian authority for Privatization and Management of State Ownership ("APAPS") filed a Request for Arbitration against World, with the International Chamber of Commerce. The action arises out of the contract under which World acquired a majority interest in W.M. Works from the Romanian government in 1998 (the "Contract"). APAPS alleges that World breached its contractual obligation to invest certain sums in W.M. Works in 1999 and 2000, as required under the Contract. APAPS is seeking $570,000 in penalties and damages, together with interest and costs, and any further damages and penalties to which it would be entitled if it establishes that World also failed to make investments required in 2001 and 2002.

World's management believes it has fully complied with its investment obligations and has filed an Answer with the ICC disputing the allegations and will vigorously defend the action. World is also considering the filing of claims against APAPS based on APAPS' breach of the Contract by failing to honor a representation and warranty as to the financial condition of W.M. Works, and other acts of the Romanian government which have caused damages to World and W.M. Works.

While the Company is confident that it will prevail in the arbitration, an adverse ruling could be materially adverse to World's operations and financial condition.

Arbitrators have been selected and the parties are awaiting scheduling from the ICC.

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

                                                              2002
                                                     ---------------------
                          Bid Prices                   High          Low
                                                     --------     --------
            1st Quarter                                3.670        2.600
            2nd Quarter                                4.050        3.100
            3rd Quarter                                4.250        2.810
            4th Quarter                                3.120        2.680

                                                              2001
                                                     ---------------------
                          Bid Prices                   High          Low
                                                     --------     --------
            1st Quarter                                6.310        4.750
            2nd Quarter                                5.940        3.150
            3rd Quarter                                3.790        2.270
            4th Quarter                                3.470        2.580

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future.

      At March 26, 2003, the Company had in excess of 500 holders of its Common Stock.

Item 6. Selected Financial Data

      Pursuant to SFAS No. 144, the selected financial data set forth below for the statement of operations has been reclassified to segregate discontinued operations from continuing operations (see Business and Properties Items 1 and 2). Any line item on the Statement of Operations above the net income line not designated as relating to discontinued operations, relates solely to continuing operations.

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

                           General Bearing Corporation
                             Selected Financial Data
                    (In Thousands Except for Per Share Data)

                                   Years Ended

                                                          Jan. 2         Jan. 1        Dec. 30        Dec. 29       Dec. 28
                                                           1999           2000           2000           2001          2002
----------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:

  Sales                                                  $ 45,446       $ 51,789       $ 50,270       $ 44,474      $ 60,306

  Operating income                                       $  4,217       $  5,293       $  4,250       $  2,674      $  4,422

  Income from continuing operations before income tax    $  3,795       $  4,562       $  3,907       $    985      $  2,625

  Minority interests                                     $    (34)      $    (27)      $     (8)      $    405      $    672

  Income from continuing operations                      $  2,073       $  2,685       $  2,552       $    368      $    848

  Income / (loss) from discontinued operations           $ (1,275)      $   (441)      $   (673)      $    270      $ (2,932)

  Net income / (loss)                                    $    798       $  2,244       $  1,879       $    638      $ (2,084)

  Net income per basic share from
    continuing operations                                $   0.51       $   0.65       $   0.62       $   0.09      $   0.22

  Net income per diluted share from
    continuing operations                                $   0.50       $   0.65       $   0.62       $   0.09      $   0.22

  Net income/(loss) per basic share                      $   0.19       $   0.55       $   0.46       $   0.16      $  (0.54)

  Net income/(loss) per diluted share                    $   0.19       $   0.55       $   0.46       $   0.16      $  (0.54)

                                      As Of

                                       Jan. 2       Jan. 1       Dec. 30      Dec. 29      Dec. 28
                                        1999         2000          2000         2001        2002
--------------------------------------------------------------------------------------------------
Balance Sheet Data:

  Total current assets                 $34,907      $38,778      $38,778      $50,819      $49,099

  Total assets                         $45,812      $53,340      $55,264      $76,624      $75,413

  Long-term debt (excluding current
    portion)                           $ 1,951      $12,861      $16,454      $20,580      $ 8,563

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Overview

General Bearing Corporation and subsidiaries (collectively, the "Company") operates in two business segments: Bearings ("Continuing Operations") and Machine Tools ("Discontinued Operations"). In December 2002, the Company's Board of Directors and management resolved to discontinue the operations of the machine tool segment by disposing of the net assets by sale during 2003. During 2002, the Company reduced the net asset carrying amounts of machine tools to zero and recorded an impairment writedown associated with discontinued operations of approximately $2,242,000. Pursuant to SFAS No. 144, the financial statements of the Company have been reclassified to segregate discontinued operations from continuing operations.

Continuing Operations:

The Company manufactures and distributes a variety of bearings and bearing components under the Hyatt(R) and The General(R) trademarks. The Company supplies original equipment manufacturers ("OEMs") and distributors. The Company's products, sold principally in the United States ("U.S.") and Asia, are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty trailers, office equipment, machinery and appliances. General has entered into six joint ventures (5 with manufacturers in the Peoples Republic of China ("PRC")) to enable it to manufacture high quality, low cost bearings and bearing components. General obtains a majority of its bearing and component requirements from its manufacturing plants in the PRC.

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

In December 2001, General increased its ownership in NN General, LLC ("NNG") from 50% to 100%. NNG is a holding company that held as its primary asset, a 60% investment in Jiangsu General Ball and Roller Company, Ltd. ("JGBR"), another Chinese joint venture. Due to this increased ownership, the operations of NNG and JGBR have been fully consolidated since the beginning of the first quarter of 2002. On June 30, 2002, NNG's ownership in JGBR was reduced to 51% by agreement of the partners, and in conjunction with commitments by the partners to contribute additional capital reflective of the new ownership percentages.

Discontinued Operations:

In the Machine Tools segment, the Company produces and distributes a variety of machine tools used for boring, turning, milling and grinding metal work pieces. The Company's product lines include horizontal boring mills, bridge and gantry mills, vertical turning lathes, heavy duty lathes, roll grinders, belt grinders and vertical grinders.

Results of Operations

Fiscal 2002 compared to Fiscal 2001

      Sales. Sales for the fiscal year ended December 28, 2002 ("2002") of $60,306,000 represents a 35.6% increase compared to the fiscal year ended December 29, 2001 ("2001") primarily due to the consolidation of JGBR sales. Additionally, increased sales of driveline components to the automotive industry, tapered roller bearings for heavy duty truck trailers and tapered journal bearings to the railroad industry were partially offset by lower sales volume in the heavy duty aftermarket as well as lower sales volume to distributors. The reductions in the sales to the heavy duty aftermarket and distributors are believed to be related to the general downturn of the U.S. economy.

      Gross Profit. Gross profit for 2002 of $17,155,000 represents a 29.9% increase compared to 2001. As a percentage of sales, gross profit ("GP%") was 28.4% for 2002 compared to 29.7% in 2001. This decrease was mainly due to product mix as well as the consolidation of JGBR's sales to the Chinese domestic market, which have lower GP% than General's sales in the U.S.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") as a percentage of sales were 21.1% in 2002 compared to 23.7% in 2001. The decrease in S,G&A, as a percentage of sales, is primarily due to higher sales volume. S,G&A increased by $2,205,000 in 2002 mainly due to the consolidation of the S,G&A expenses of NNG ($1,187,000) and NGBC ($669,000). Additionally, 2002 S,G&A includes $500,000 in costs associated with the start up of the Ball and Roller Division, as well as increases in freight, professional fees, depreciation, and insurance partially offset by reductions in bad debts.

      Operating Income. Operating income for 2002 of $4,422,000 represents a 65.4% increase compared to 2001 due to higher sales volume and the consolidation of JGBR, partially offset by lower GP% and higher S,G&A.

      Other Expense, net. Other expense, net was $1,797,000 in 2002 compared to $1,689,000 in 2001 and is comprised of miscellaneous non-operating income and expenses, interest expense, and equity in income / loss of affiliates ("equity income") as follows: (in thousands)

                                                           2002           2001
                                                         -------        -------

Litigation settlement                                    $     0        $   763
Interest expense, net                                      1,597            986
Equity (income) / loss in affiliates                         193            (60)
Other non-operating expenses, net                              7              0
                                                         -------        -------
                                                         $ 1,797        $ 1,689

2001 included a charge of $763,000 for an agreement reached between the Company and Gussack Realty Company ("GRC"), allocating the proceeds and litigation costs from the previously reported litigation with Xerox. The reimbursement is being paid to GRC in the form of additional rent payments by the Company of $18,780.17 per month for 48 months beginning in June 2001. Even though the Company was not legally or contractually obligated to reimburse GRC, a related party, the Company agreed to enter into the reimbursement agreement because the Company believed it was fair and equitable to do so as Realty had paid legal expenses for the benefit of the Company.

Interest expense, net increased in 2002 mainly due to the consolidation of interest expense incurred at JGBR and increased borrowings.

      Income tax. The Company recorded income tax expense of $1,105,000 in 2002 compared to income tax expense of $212,000 in 2001. The Company's effective income tax rate was 42.1% in 2002 compared to 21.5% in 2001. The 2002 effective rate is reflective of taxes being provided for previously earned foreign income originally expected to be permanently reinvested.

      Discontinued Operations. Machine tools sales of $8,613,000 were 23.0% lower than 2001 primarily due to lower export sales from Romania due to irregularity in demand for the Company's products. GP% for machine tools was 28.5% in 2002 compared to 38.6% in 2001. The decrease is mainly due to lower sales volume and product mix. S,G&A for machine tools increased by $4,000 in 2002 compared to 2001. Operating loss for machine tools was $1,632,000 in 2002 compared to operating income of $227,000 in 2001 due to the lower sales volume and lower GP%. Other expense, net was $506,000 in 2002 compared to $28,000 in 2001 due to higher interest expense at W.M. Works relating to increased debt. The net loss for machine tools was $2,932,000 in 2002 compared to net income of $270,000 in 2001. The net loss consists of a loss from operations of $690,000 and a business impairment charge of $2,242,000.

      Net Income. Net loss for 2002 was $2,084,000 or ($.54) per basic and diluted share compared to net income of $638,000 or $.16 per basic and diluted share in 2001 primarily due to the loss from operations and the effect of the impairment charge in the Machine Tool segment, partially offset by higher sales volume in the Company's continuing operations.

Fiscal 2001 compared to Fiscal 2000

      Sales. Sales for the fiscal year ended 2001 of $44,474,000 represents an 11.5% decrease compared to the fiscal year ended 2000 ("2000") primarily due to the economic slowdown that began during the second half of 2001. The largest decrease was due to lower sales volume of tapered roller bearings for heavy duty truck trailers, however other product lines were also negatively affected.

      Gross Profit. Gross profit for 2001 of $13,202,000 represents a 15.1% decrease compared to 2000. As a percentage of sales, GP% was 29.7% for 2001 compared to 30.9% for 2000. This decrease was mainly due to lower sales volume and introductory pricing necessary to increase market share.

      Selling, General and Administrative Expenses. S,G&A as a percentage of sales was 23.7% in 2001 compared to 22.5% in 2000. The increase in S,G&A as a percentage of sales is primarily due to decreased sales volume, partially offset by reduced expenses. S,G&A decreased by $770,000 mainly due to lower sales related variable costs, promotion expense and legal expense, partially offset by higher bad debt expense.

      Operating Income. Operating income for 2001 of $2,674,000 represents a 37.1% decrease compared to 2000 primarily due to lower sales volume and lower GP%, partially offset by lower S,G&A.

      Other Expenses, net. Other expenses, net was $1,689,000 in 2001 compared to $343,000 in 2000 mainly due to reduced equity in income of affiliates ("equity income") and a one-time charge as described below. Net interest expense was $986,000 in 2001 compared to $1,012,000 in 2000. Equity income was $60,000 in 2001 compared to $669,000 in 2000. Lower sales to General due to economic conditions in the U.S. reduced the earnings of its joint ventures. The consolidation of NGBC's financial statements also caused a decrease in equity income. Additionally, the 2000 equity income includes the Company's share of net earnings from a joint venture prior to the inclusion of an additional partner. 2001 also includes a one-time charge of $763,000 for an agreement reached between General and GRC, allocating the proceeds and litigation costs from the previously reported litigation with Xerox (see the Company's report on Form 8-K dated May 29, 2001 as well as the Company's Annual Report on Form 10-K for the fiscal year ended December 30, 2000.) Even though the Company was not legally or contractually obligated to reimburse GRC, a related party, the Company agreed to enter into the reimbursement agreement because the Company believed it was fair and equitable to do so as Realty had paid legal expenses for the benefit of the Company. The reimbursement, due to GRC in the form of additional rent payments by General of $18,780.17 per month for 48 months, commenced in June 2001.

      Income Tax. The Company recorded income tax expense of $212,000 in 2001 compared to $1,363,000 in 2000. The Company's effective income tax rate was 21.5% in 2001 compared to 34.9% in 2000. The 2001 effective rate is reflective of income taxes not being provided for on certain foreign income expected to be permanently reinvested. The 2000 effective rate reflects a normal rate of taxation.

      Discontinued Operations. Machine tool sales of $11,179,000 were 22.5% higher than 2000 due primarily to the continued development of markets for the Company's plant in Romania, partially offset by slower economic conditions in the United States. GP% for machine tools was 38.6% in 2001 compared to 32.1% in 2000. This increase is mainly due to higher sales volume. S,G&A for machine tools decreased by $1,231,000 mainly due to reduced bad debt expenses and lower costs for trade conventions as well as the implementation of cost reduction programs to offset the economic conditions in the United States. Operating income for Machine Tools increased to $227,000 in 2001 compared to a loss of $2,389,000 in 2000 primarily due to higher sales volume and reduced S,G&A. Other expense, net was $28,000 in 2001 compared to income of $44,000 in 2000.

      Net Income. Net income for 2001 decreased 66.0% from 2000 to $638,000 or $.16 per basic and diluted share, from $1,879,000 or $.46 per basic and diluted share in 2000, primarily due to lower sales volume and increased other expenses, net, partially offset by reduced S,G&A.

Financial Condition, Liquidity and Capital Resources

      During the three years ended December 28, 2002, the Company's primary sources of capital have been net cash provided by operating activities and a Revolving Credit Facility. The primary demands on the Company's capital resources have been investments in and advances to affiliates (joint ventures) and fixed asset purchases made to broaden the Company's product offering and improve operations. At December 28, 2002 and December 29, 2001, the Company had working capital of $14,201,000 and $30,276,000, respectively. The reduction in working capital is attributable to the reclassification of the revolving line of credit as short term as the agreement expires on June 30, 2003. The Company expects to enter into a new Revolving Credit Facility upon its expiration.

      Cash provided by operating activities in 2002 was $2,346,000. Cash provided from net income before the loss on impairment of the discontinued operations, depreciation and amortization, reduced accounts receivable and increased accounts payable and accrued expenses was partially offset by increased inventory and prepaid expenses and other assets. The increase in accounts payable and accrued expenses is primarily due to higher inventory in transit.

      Cash used in investing activities in 2002 was $7,374,000. General invested cash of $820,000 in SGBC as part of the new joint venture contract whereby ownership will be shared equally, with General assuming control of operations upon meeting its revised investment requirement. Cash used in investing activities also includes $6,587,000 for capital expenditures. The majority of the capital expenditures is related to the growth of NGBC and JGBR.

      Cash provided by financing activities in 2002 was $6,339,000. During 2002, the Company had a net increase in debt under its revolving credit facility of $1,711,000 and a net increase of $5,701,000 in Notes payable - banks mainly to finance payments for capital equipment to support the growth of NGBC and JGBR. The Company used cash of $720,000 for stock repurchases under the Company's Stock Repurchase Program ("the Program") and repaid $153,000 against its lease finance facility.

      At December 28, 2002, the Company had outstanding debt of $14,458,000 under its Revolving Credit Facility and had further availability of approximately $6.0 million. The Company expects to enter into a new Revolving Credit Facility upon its expiration. The Company is in compliance with all of its loan covenants.

      During 2002, the Company repurchased 194,550 shares of its common stock for a cost of $720,000 under its Program. The Company has purchased 284,820 shares for a cost of $996,000 since the inception of the Program on January 11,2000.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the existing and any future revolving credit facilities will be sufficient to finance the Company's investment commitments, anticipated working capital and capital expenditure requirements for at least the next 24 months. The Company's operating cash flow could be adversely affected if there was a decrease in demand for the Company's products, if the Company was unable to continue to reduce its inventory, or if General was unable to renew or replace the revolving credit facility when the current facility expires on June 30, 2003. The table and notes below describe the Company's contractual obligations related to its liquidity.

                                                                 Payments Due by Period
                                               -----------------------------------------------------------
                                                              Less
                                                             than 1       1 - 3        4 - 5       After 5
                                                Total         year        years        years        years
                                               -------      -------      -------      -------      -------
Contractual Obligations:

  Bank revolving line of credit                $14,458      $14,458      $    --      $    --      $    --

  Notes payable - banks                         11,377        7,114        3,659          604           --

  Notes payable - other                          3,105          200        2,905           --           --

  Capital lease obligations                        467          196          271           --           --

  Other long term liabilities - affiliate        1,123           --        1,123           --           --
                                               -------      -------      -------      -------      -------

  Total obligations - per Balance Sheet         30,530       21,968        7,958          604           --

  Off Balance Sheet items:

  Operating leases                               6,414        1,323        3,857        1,234           --

  Investment obligations                         1,281          281        1,000           --           --
                                               -------      -------      -------      -------      -------

  Total contractual cash obligations           $38,225      $23,572      $12,815      $ 1,838      $    --
                                               =======      =======      =======      =======      =======

Pursuant to requirements imposed in 1993 by the United States Office of Foreign Assets Control ("OFAC"), at the end of 2002 the Company also carried on its books a $619,000 net payable ("IKL payable") to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February, 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the IKL payable which the Company disputed.

The Company uses letters of credit to support certain advance payments received from customers in the normal course of business.

Inflation

      The effect of inflation on the Company has not been significant during the last three fiscal years.

Recent Accounting Standards

      In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended FAS
133. The amendments in FAS 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives.

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

      In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. As required, the Company adopted SFAS No. 142 effective December 30, 2001. The Company believes that the adoption of this pronouncement will not have a material impact on the Company's financial results.

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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long lived assets being held or used when the carrying amount of the asset is not recoverable from its expected future undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long lived assets to be disposed of by other than a sale for cash to be accounted for and reported like assets being held and used. Long lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on December 30, 2001 (for more information see Note 1 of Notes to Financial Statements and the discontinued operations section of this MD&A).

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), the provisions of which are effective for any exit or disposal activities initiated by the Company after December 31, 2002. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. The adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002. The Company does not expect the adoption of the provisions of SFAS No. 146 to have a material effect on its consolidated results of operations or financial position.

      In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an additional liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure provisions of FIN 45 are effective as of December 31, 2002. The provisions for initial recognition and measurement of the liability are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect the adoption of the provisions of FIN 45 to have a material effect on its consolidated results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires that the primary beneficiary of a variable interest entity (VIE) consolidate the VIE. The Company does not expect the adoption of the provisions of FIN 46 to have a material effect on its consolidated results of operations or financial position.

Critical Accounting Policies:

The preparation of our consolidated financial statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require the Company to make significant estimates and assumptions about the effect of matters that are inherently uncertain. The Company considers the accounting policies discussed below to be critical to the understanding of our financial statements. Actual results could differ from our estimates and assumptions, and any such differences could be material to our consolidated financial statements.

The Company did not initially adopt any accounting policies with a material impact during 2002 other than the required adoption of SFAS No. 144.

Long Lived Assets (including Tangible and Definite Lived Intangible Assets).

The Company periodically evaluates the recoverability of the carrying amount of its long lived assets (including property, plant and equipment and definite lived intangible assets) whenever events or changes in circumstances indicate that the carrying amount of a long lived asset group may not be fully recoverable. These events or changes in circumstances include business plans and forecasts, economic or competitive positions within an industry, as well as current operating performance and anticipated future performance based on a business' competitive position. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of a long lived asset exceeds its fair value and are recognized in earnings. The Company continually applies its best judgment when applying the impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairment, and the fair value of an impaired long lived asset group. The dynamic economic environment in which our businesses operate and the resulting assumptions used to estimate future cash flows impact the outcome of all impaired tests. For information on recognized impairment charges see Note 1 of Notes to Financial Statements and the discontinued operations section of this MD&A.

Interest Rate Swap

See Item 7a Quantitative and Qualitative Disclosure about Market Risk for information about the Company's interest rate swap.

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

Item 7a. Quantitative and Qualitative Disclosure about Market Risk

      The Company is subject to market risk primarily associated with changes in interest rates and foreign currency exchange rates. In order to manage the volatility relating to interest rates, the Company has entered into an interest rate swap agreement. In order to manage the volatility relating to foreign currency exchange rates the Company denominates substantially all purchase and sale transactions in U.S. dollars. The Company does not anticipate any material changes in its primary market risk exposures in the near future.

The Company does not execute transactions or hold derivative financial instruments for trading purposes.

INTEREST RATE RISK

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt and interest rate swap (see Note 8 to the Consolidated Financial Statements). As of December 28, 2002, the Company had $7.2 million outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the year ended December 28, 2002, the Company's interest rate swap agreement resulted in additional expense of approximately $422,000.

      The following table provides information about the Company's interest rate swap agreement that is sensitive to changes in interest rates. The table presents average notional amounts and weighted average interest rates by fiscal year. Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contract.

                                                                                                                   Fair
                                          2003         2004        2005        2006         2007       Total       Value
In Thousands
Interest Rate Swaps
  Variable to Fixed (US$)                6,712        5,812       4,912       4,012        3,112       7,200       1,084
    Average Pay Rate                      9.17%        9.17%       9.17%       9.17%        9.17%       9.17%
    Average Receive Rate                  3.35%        3.86%       4.40%       4.82%        5.17%

The following table provides information about the Company's variable rate debt.

                                                                                                                  Fair
                                         2003         2004        2005        2006         2007        Total      Value
In Thousands
Debt:
  Variable Rate (US$)                   17,737       18,135      16,007      16,500       17,000      14,458      14,458
    Average Interest Rate                 3.75%        4.25%       4.75%       5.25%        6.25%       3.75%

      The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

FOREIGN CURRENCY RISK

      The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements from domestic companies with international customers are denominated in U.S. dollars. Only a small fraction of the Company's purchases are denominated in foreign currency. The Company purchases approximately $2,000,000 of product monthly from its Chinese joint ventures, which use proceeds thereof, to satisfy locally incurred liabilities in Renminbi
(RMB). Had there been an adverse 10% fluctuation between the exchange rate of the U.S. dollar and the RMB, it would have resulted in a potential loss of earnings of approximately $2.4 million at December 28, 2002. However, based upon minimal historical volatility between the RMB and the U.S. Dollar, the Company believes the likelihood of a significant potential loss in future earnings from changes in the foreign currency exchange rate to be minimal.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 28, 2002

Item 8. Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                                          Page
                                                                                          ----
Report of Independent Certified Public Accountants........................................F-19

Consolidated Balance Sheets as of, December 28, 2002 and December 29, 2001................F-20

Consolidated Statements of Operations for the Years Ended
December 28, 2002, December 29, 2001 and December 30, 2000................................F-21

Consolidated Statements of Changes in Stockholders' Equity for the Years
Ended December 28, 2002, December 29, 2001 and December 30, 2000..........................F-22

Consolidated Statements of Cash Flows for the Years Ended
December 28, 2002, December 29, 2001 and December 30, 2000................................F-23

Notes to Consolidated Financial Statements...........................................F-24 - 45

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
General Bearing Corporation

We have audited the accompanying consolidated balance sheets of General Bearing Corporation and subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Bearing Corporation and subsidiaries as of December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America.

Urbach Kahn & Werlin LLP

New York, New York
April 8, 2003

                                    General Bearing Corporation and Subsidiaries

                                                     Consolidated Balance Sheets
                            (In Thousands, except for shares and per share data)
================================================================================

                                                                December 28,   December 29,
                                                                    2002           2001
-------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                       $  3,158       $  1,847
  Accounts receivable, net of allowance for doubtful
    accounts of $335 in 2002 and $874 in 2001                       10,742         13,355
  Inventories                                                       28,218         30,116
  Prepaid expenses and other current assets                          4,368          4,756
  Advances to affiliates                                               186            114
  Deferred tax assets                                                2,427            631
-------------------------------------------------------------------------------------------
      Total current assets                                          49,099         50,819
-------------------------------------------------------------------------------------------

Fixed assets, net of accumulated depreciation                       21,308         22,049
-------------------------------------------------------------------------------------------

Investment in, advances to and accounts receivable
  from joint ventures and affiliates                                 3,670          2,841
-------------------------------------------------------------------------------------------

Other assets                                                         1,336            915
-------------------------------------------------------------------------------------------
Total assets                                                      $ 75,413       $ 76,624
===========================================================================================

Liabilities and Stockholders' Equity
Current liabilities
  Notes payable - banks                                           $  7,114       $  5,415
  Bank - revolving line of credit                                   14,458             --
  Accounts payable                                                   7,127          9,781
  Due to affiliates                                                  1,696            306
  Accrued expenses and other current liabilities                     4,107          4,660
  Current maturities of long term debt                                 396            381
-------------------------------------------------------------------------------------------
      Total current liabilities                                     34,898         20,543
-------------------------------------------------------------------------------------------

Long term debt, net of current maturities                            8,563         20,580
-------------------------------------------------------------------------------------------

Other long term liabilities - affiliate                                315            491
-------------------------------------------------------------------------------------------

Deferred taxes                                                         714            320
-------------------------------------------------------------------------------------------

Minority interests                                                   9,464         10,119
-------------------------------------------------------------------------------------------

Commitments and contingencies (Note 16)

Stockholders' equity
  Common shares - par value $.01 per share; authorized
    19,000,000 shares; issued 7,102,200 and 7,088,950 shares            71             71
  Paid-in capital                                                   40,133         40,094
  Accumulated other comprehensive loss                              (1,084)          (737)
  Treasury stock, at cost; 3,234,820 and 3,040,270 shares             (996)          (276)
  Accumulated deficit                                              (16,665)       (14,581)
-------------------------------------------------------------------------------------------
      Total stockholders' equity                                    21,459         24,571
-------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                        $ 75,413       $ 76,624
===========================================================================================

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                           Consolidated Statements of Operations
                             (In Thousands except for shares and per share data)
================================================================================

                                                                    December 28,      December 29,      December 30,
                                                                        2002              2001             2000
-------------------------------------------------------------------------------------------------------------------
Sales                                                               $    60,306       $    44,474       $    50,270
Cost of sales                                                            43,151            31,272            34,722
-------------------------------------------------------------------------------------------------------------------

Gross profit                                                             17,155            13,202            15,548

Selling, general and administrative expenses                             12,733            10,528            11,298
-------------------------------------------------------------------------------------------------------------------

Operating income                                                          4,422             2,674             4,250
Other expenses, net                                                       1,797             1,689               343
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes                     2,625               985             3,907
Income taxes                                                              1,105               212             1,363
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations before minority interests               1,520               773             2,544
Minority interests                                                         (672)             (405)                8
-------------------------------------------------------------------------------------------------------------------

Income from continuing operations                                           848               368             2,552
-------------------------------------------------------------------------------------------------------------------

Income / (loss) from discontinued operations                             (4,706)              506              (724)

Income tax benefit (expense)                                              1,774              (236)               51
-------------------------------------------------------------------------------------------------------------------

Income / (loss) from discontinued operations                             (2,932)              270              (673)

-------------------------------------------------------------------------------------------------------------------
Net income / (loss)                                                 $    (2,084)      $       638       $     1,879
===================================================================================================================

Income per common share from continuing operations:

     Basic                                                          $      0.22       $      0.09       $      0.62

     Diluted                                                        $      0.22       $      0.09       $      0.62

Income / (loss) per common share from discontinued operations:

     Basic                                                          $     (0.76)      $      0.07       $     (0.16)

     Diluted                                                        $     (0.76)      $      0.07       $     (0.16)

Income / (loss) per common share from net income:

     Basic                                                          $     (0.54)      $      0.16       $      0.46

     Diluted                                                        $     (0.54)      $      0.16       $      0.46

Weighted average number of common shares:

     Basic                                                            3,867,380         4,108,993         4,109,565

     Diluted                                                          3,874,853         4,108,993         4,109,565

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

                                                     Accumulated
                                 Common Shares         Other
                              --------------------  Comprehensive    Paid-In        Treasury Stock       Comprehensive      Accum.
                                Shares      Amt.       Income        Capital       Shares        Amt.        Income        Deficit
===================================================================================================================================
Balance, January 1, 2000      7,064,950   $     71   $       (7)   $   39,744    3,000,000    $      --    $       --    $  (15,004)

Shares issued - board
compensation                      8,000         --           --            43           --           --            --            --

Treasury shares, at cost             --         --           --            --       10,300          (51)           --            --

Foreign currency translation
adjustment                           --         --           (3)           --           --           --            (3)           --

Distribution to WMC
shareholders                         --         --           --            --           --           --            --        (2,094)

Options exercised                    --         --           --           207      (50,000)          --            --            --

Net income                           --         --           --            --           --           --         1,879         1,879
                                                                                                           ----------

Comprehensive income                 --         --           --            --           --           --         1,876            --
                             ----------   --------   ----------    ----------   ----------    ---------    ----------    ----------

Balance, December 30, 2000    7,072,950         71          (10)       39,994    2,960,300          (51)           --       (15,219)

Shares issued - board
compensation                     16,000         --           --           100           --           --            --            --

Treasury shares, at cost             --         --           --            --       79,970         (225)           --            --

Net income                           --         --           --            --           --           --           638           638

Mark to market - interest
rate swap                            --         --         (727)           --           --           --          (727)           --
                             ----------   --------   ----------    ----------   ----------    ---------    ----------    ----------

Comprehensive loss                   --         --           --            --           --           --           (89)           --
                             ----------   --------   ----------    ----------   ----------    ---------    ----------    ----------

Balance, December 29, 2001    7,088,950         71         (737)       40,094    3,040,270         (276)           --       (14,581)

Shares issued - board
compensation                     12,000         --           --            33           --           --            --            --

Options exercised                 1,250         --           --             6           --           --            --            --

Treasury shares, at cost             --         --           --            --      194,550         (720)           --            --

Net loss                             --         --           --            --           --           --        (2,084)       (2,084)

Adjust for change in
foreign currency                     --         --           10            --           --           --            10            --

Mark to market - interest
rate swap                            --         --         (357)           --           --           --          (357)           --
                             ----------   --------   ----------    ----------   ----------    ---------    ----------    ----------

Comprehensive loss                   --         --           --            --           --           --        (2,431)           --
                             ----------   --------   ----------    ----------   ----------    ---------    ----------    ----------

Balance, December 28, 2002    7,102,200   $     71   $   (1,084)   $   40,133    3,234,820    $    (996)           --    $  (16,665)
===================================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                  (In Thousands)
================================================================================

                                                                    December     December      December
                                                                    28, 2002     29, 2001      30, 2000
-------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income / (loss)                                               $(2,084)      $   638       $ 1,879
  Adjustments to reconcile net income / (loss) to net cash
    provided by operating activities:
      Minority interests                                               (834)           98        (1,628)
      Depreciation and amortization                                   2,065         1,066         1,233
      Loss on impairment of discontinued operations, net              3,965            --            --
      Deferred income taxes                                          (1,350)         (142)          212
      Equity in (income) loss of joint ventures and affiliates          193           (60)         (669)
      Net (gain) loss on equipment sales and disposal                   (24)           57            --
      Other non - cash items charged to income                           38           100            43
      Changes in:
        Accounts receivable                                           1,935        (1,522)        1,505
        Inventories                                                  (3,899)        3,758        (4,202)
        Prepaid expenses and other assets                              (830)          554          (124)
        Advances to / (from) affiliates                               1,163           999           369
        Accounts payable and accrued expenses                         2,008        (1,273)        2,938
-------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                   2,346         4,273         1,556
-------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Investments in affiliates, net                                       (820)           --          (750)
  Advances to affiliates                                                 --          (600)       (2,597)
  Increase in equity interests, net of cash acquired                     --         1,986            --
  Fixed asset purchases                                              (6,587)       (2,555)         (948)
  Proceeds from sale of fixed assets                                     33           100            --
-------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                      (7,374)       (1,069)       (4,295)
-------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Repayment of capital lease                                           (153)         (181)         (650)
  Increase (decrease) in note payable - banks                         5,701           440        (3,459)
  Decrease in note payable - other                                     (200)           --            --
  Net proceeds from / (repayment of) revolving credit facility        1,711        (2,006)        3,347
  Proceeds from equipment financing                                      --            --           968
  Proceeds from long-term debt                                           --           118            --
  Proceeds from sale of common shares                                    --            --             5
  Return of capital                                                      --            --          (500)
  Purchase of treasury stock                                           (720)         (225)          (51)
-------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities         6,339        (1,854)         (340)
-------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                  1,311         1,350        (3,079)
Cash and cash equivalents, beginning of period                        1,847           497         3,576
-------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $ 3,158       $ 1,847       $   497
=======================================================================================================

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies

            The Company

            General Bearing Corporation ("General") and subsidiaries (collectively, "the Company") operates in two business segments: bearings and machine tools. In December of 2002, the Company's Board of Directors and management resolved to discontinue the operations of the machine tool segment by disposing of the net assets by sale during 2003. Subsequent to SFAS No. 144, prior year financial statements of the Company have been reclassified to segregate discontinued operations from continuing operations.

            >> Continuing Operations (Bearing Segment). The Company, through General and its 50% or more owned joint ventures, Rockland Manufacturing Company ("Rockland"), Ningbo General Bearing Company, Ltd. ("NGBC") and Jiangsu General Ball and Roller Company, Ltd. ("JGBR"), manufactures, sources, assembles and distributes a variety of bearings and bearing components, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings. Under the Hyatt(R) and The General(R) trademarks, the Company supplies original equipment manufacturers ("OEMs") and the industrial aftermarket, both primarily in the United States and Asia. The Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty truck trailers, office equipment, machinery and appliances.

            >> Discontinued Operations (Machine Tool Segment). The Company manufactures machine tools through its majority owned subsidiary World Machinery Works ("W.M. Works"). The Company, through WMW Machinery Company, Inc. ("WMW"), a wholly-owned subsidiary of General, distributes machine tools in North America. The Company also distributes machine tools in other countries through its majority-owned subsidiary, World Machinery Group, BV ("WMG").

                  Based on several years of disappointing performance of the machine tool segment and the Company's desire to focus its resources on its core business, the Company's Board of Directors and management resolved to discontinue the operations of the segment by disposing of the net assets by sale in 2003. During 2002, the Company reduced the net asset carrying amounts of machine tools to zero and recorded an impairment writedown associated with discontinued operations of approximately $2,242,000.

            Summary of Significant Accounting Policies

            Principles of Consolidation: The accompanying consolidated financial statements include the accounts of General, its wholly owned subsidiaries and all joint ventures in which General maintains control and has at least a 50% ownership share. The Consolidated Statements of Operations have been restated to reflect the results from discontinued operations of the machine tool segment as a single line item for all years presented. Investments in other joint ventures are carried under the equity method. The years ended December 28, 2002, December 29, 2001, and December 30, 2000 are referred to as fiscal 2002, fiscal 2001, and fiscal 2000, respectively.

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

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Continuing Operations:

            NGBC, established in 1998 for an initial term of sixteen years, is a joint venture with China Ningbo Genda Bearing Company, Ltd. Located in Yuyao City, Peoples Republic of China (PRC), this venture manufactures ball and roller bearings and their components. Initially a 33% owned joint venture of General, General increased its ownership to 42% in 2000 by contributing an additional $650,000 in cash. In July 2001, General increased its ownership to 50% by contributing $1.2 million in cash and General assumed control of management of the operations. Operations since July 2001 have been fully consolidated in the financial statements. Upon expiration or early termination of the business term, assets will be distributed to the partners in the same proportion as their respective paid investments to the registered capital.

            NN General, LLC ("NNG") established in March 2000, was initially a 50% owned joint venture with NN Ball & Roller, Inc. ("NN"), an unrelated party. Pursuant to the terms of this venture General assigned its 60% interest in JGBR to NNG. General's initial cash investment in NNG was $100,000. General also advanced NNG loans amounting to approximately $2,767,000 including interest at the applicable federal rate. On December 27, 2001, General and NN contributed all loans and accrued interest advanced to NNG to NNG's capital and General purchased NN's 50% interest for cash and notes valued at approximately $3.9 million (book value), effectively increasing General's interest in JGBR back to 60%. On June 30, 2002, NNG's ownership in JGBR was reduced to 51% by agreement of the partners, and in conjunction with commitments by the partners to contribute additional capital reflective of the new ownership percentages.

            JGBR, established in 1999, is a joint venture with Jiangsu Lixing Steel Ball Factory ("JSBF"), an unrelated party. Located in Rugao City, China, this venture is comprised of the operations of JSBF, a manufacturer of rolling elements for bearings. Effective with General's acquisition of NN's interest in NNG, the operations of JGBR have been fully consolidated.

            Rockland, a general partnership, is owned equally by General and Wafangdian USA, Inc., a wholly owned subsidiary of Wafangdian Bearing Company, Ltd. ("WFGDN"). Rockland's principal business is the design and manufacture of cylindrical roller and spherical roller bearings and bearing components. Substantially all of Rockland's inventory (see below) is purchased on a consigned basis from WFGDN, or Wafangdian General Bearing Company, Ltd. ("WGBC", see below), a foreign joint venture in which General owns a minority interest. Substantially all of Rockland's production is sold to General.

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

            Discontinued Operations:

            WMW is a wholly owned subsidiary of World. WMW is engaged in the distribution of machines and machine tools in North America, principally to machine tool dealers and manufacturing companies.

            WMG is a 60% owned joint venture of World located in the Netherlands, whose principal asset is a 60% interest in W.M. Works, a Romanian manufacturer of machine tools acquired during 1998 pursuant to Romania's privatization program. The majority of W.M. Works' sales are made through WMG, which utilizes independent regional sales agencies.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Revenues for discontinued operations for each of the three years in the period ended December 28, 2002 were $8,613,000, $11,179,000 and $9,123,000, respectively.

            A summary of joint ventures (all in continuing operations) in which the Company holds less than a 50% interest are as follows:

            Shanghai General Bearing Company, Ltd. ("SGBC") was established in 1987 as a 25% owned joint venture with Shanghai Roller Bearing Factory ("SRBF"), located in Shanghai, PRC. The venture is a limited liability company formed in accordance with PRC law. SGBC produces tapered roller bearings, which the Company imports into the U.S. for further assembly, inspection, testing and distribution. In November 2001, General and SRBF agreed to a new joint venture contract whereby ownership would be shared equally, with General assuming control of operations upon General meeting its requirement to contribute an additional $3 million through 2004. At March 24, 2003, General has satisfied $2 million of this requirement. The official business license for the revised joint venture company was granted in February 2002. General maintains the exclusive right to sell the products of SGBC in the United States.

            Shanghai Pudong General Bearing Company, Ltd ("SPGBC") is a 25% owned joint venture with Shanghai Xiua Industrial Corporation, established in 1996. Located in the Pudong Industrial Zone of Shanghai, China, this venture produces ball bearings for sale in the U.S. by General.

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

            Rockland maintains the right to return all unsold inventory and is obligated to remit payment for inventory only upon sale. Accordingly, the Company treats these materials to be inventory held on consignment and has not recorded them in inventory at December 28, 2002, December 29, 2001 and December 30, 2000. Inventory at December 28, 2002 and December 29, 2001 consists of approximately $1,686,000 and $1,494,000, respectively, of inventory acquired outside the consignment agreement and costs related to consigned goods. The consigned inventory amounted to approximately $2,604,000 and $3,194,000 at December 28, 2002 and December 29, 2001,
            respectively.

            Comprehensive Income: Comprehensive income refers to revenue, expenses, gains and losses that under generally accepted accounting principles are excluded from net income, as these amounts are recorded directly as adjustments to stockholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments and accounting for an interest rate swap.

            The Company uses an interest rate swap agreement as a derivative to hedge against the variable interest rate on a portion of its revolving credit facility, to reduce its exposure to fluctuations in interest rates. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivatives on the balance sheet at fair value.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            For derivative instruments that are designated and qualify as a fair value hedge (i.e. hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge, such as the swap agreement, (i.e. hedging the exposure of variability of expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated Comprehensive Income (a component of stockholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e. the ineffective portion of any portion of the derivative excluded from the assessment of effectiveness) is recognized in earnings in the current period. For derivative instruments not designated as hedged instruments, changes in their fair values are recognized in earnings in the current period.

            Comprehensive income for each of the three years in the period ended December 28, 2002 is presented in the Statements of Changes in Stockholders' Equity.

            Fixed Assets: The cost of depreciable plant and equipment is depreciated for financial reporting purposes over the estimated useful lives using the straight-line or declining balance methods. The estimated lives for each property classification are as follows:

            Classification                Estimated Life (Years)
            --------------------------------------------------------------------
              Land                        No depreciation
              Buildings                   10 to 40
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

            Evaluating Recoverability of Long Lived Assets: The Company reviews the carrying values of its long lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During 2000, the Company recorded an impairment writedown of $501,000. During 2002, the Company recorded an impairment writedown, net of related tax effects, on assets associated with discontinued operations of approximately $2,242,000.

            Fiscal Year: The reporting period for the Company is a 52-53 week fiscal year. There were 52 weeks in the periods ended December 28, 2002, December 29, 2001 and December 30, 2000.

            Revenue Recognition: The Company recognizes revenue when products are shipped and title passes to the customer. Selling prices are fixed based on purchase orders or contractual arrangements. Customer acceptance and account collectibility can be reasonably assured as write-offs of accounts receivable have historically been low. The Company provides, as a reduction in sales, for anticipated returns and allowances on defective merchandise based on known claims and an estimate of anticipated returns in accordance with SFAS No 5.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Shipping and Handling Costs: The Company accounts for certain shipping and handling costs as a component of "Selling, general and administrative expenses." These costs represent primarily the freight and direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to the Company's customers. Total costs were $1,200,000, $644,000, and $671,000 in fiscal 2002, 2001 and 2000, respectively.

            Advertising: Advertising costs are expensed as incurred. Advertising expense for each of the three years in the period ended December 28, 2002 was $91,000, $150,000, and $228,000, respectively.

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

            Concentration of Credit and Other Risk: The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The Company obtained 76%, 76%, and 85% of its bearing and component requirements from various Chinese joint ventures in the fiscal years ended 2002, 2001 and 2000, respectively. In 2002, 2001 and 2000, respectively, the Company obtained 57%, 51% and 87% of its machine tool requirements from various companies in Romania.

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

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Foreign Currency Translation: Foreign currency financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a separate component of stockholders' equity. For foreign operations where the U.S. dollar is the functional currency and for countries which are considered highly inflationary, translation practices differ in that inventories, properties, accumulated depreciation and depreciation accounts are translated at historical rates of exchange and translation adjustments are included in earnings. Gains and losses from foreign currency transactions are generally included in earnings. All foreign subsidiaries, except for W.M. Works, use the local currency as the functional currency. The effect on cash of foreign currency translations is not material.

            Stock-Based Compensation: The Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123") requires entities which have arrangements under which employees receive shares of stock or other equity instruments of the employer or the employer incurs liabilities to employees in amounts based on the price of its stock to either record the fair value of the arrangements or disclose the proforma effects of the fair value of the arrangements. The Company has adopted the disclosure method of SFAS No. 123.

            Income / (loss) Per Common Share: Income / (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the year. Basic income / (loss) per share excludes and diluted income / (loss) per share includes any dilutive effects of options, warrants, and convertible securities.

            Reclassification: Certain prior year amounts have been reclassified to conform with the current year presentation. The Consolidated Statements of Operations have been reclassified to reflect the results from discontinued operations of the machine tool segment as a single line item for all years presented.

            Recent Accounting Standards: In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended FAS 133. The amendments in FAS 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives.

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

            In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This statement addresses financial accounting and reporting for intangible assets (excluding goodwill) acquired individually or with a group of other assets at the time of their acquisition. It also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. Intangible assets (excluding goodwill) acquired outside of a business combination will be initially recorded at their estimated fair value. If the intangible asset has a finite useful life, it will be amortized over that life. Intangible assets with an indefinite life are not amortized. Both types of intangible assets will be reviewed annually for impairment and a loss recorded when the asset's carrying value exceeds its estimated fair value. The impairment test for intangible assets consists of comparing the fair value of the intangible asset to its carrying value. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized. Goodwill will be treated similar to an intangible asset with an indefinite life. As required, the Company adopted SFAS No. 142 effective December 30, 2001. The Company believes that the adoption of this pronouncement will not have a material impact on the Company's financial results.

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

            In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets." This pronouncement addresses how to account for and report impairments or disposals of long lived assets. Under SFAS No. 144, an impairment loss is to be recorded on long lived assets being held or used when the carrying amount of the asset is not recoverable from its expected future undiscounted cash flows. The impairment loss is equal to the difference between the asset's carrying amount and estimated fair value. In addition, SFAS No. 144 requires long lived assets to be disposed of by other than a sale for cash to be accounted for and reported like assets being held and used. Long lived assets to be disposed of by sale are to be recorded at the lower of their carrying amount or estimated fair value (less costs to sell) at the time the plan of disposition has been approved and committed to by the appropriate company management. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 on December 30, 2001.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146), the provisions of which are effective for any exit or disposal activities initiated by the Company after December 31, 2002. SFAS No. 146 provides guidance on the recognition and measurement of liabilities associated with exit or disposal activities and requires that such liabilities be recognized when incurred. The adoption of the provisions of SFAS No. 146 will impact the measurement and timing of costs associated with any exit and disposal activities initiated after December 31, 2002.

            In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45), which expands previously issued accounting guidance and disclosure requirements for certain guarantees. FIN 45 requires the Company to recognize an additional liability for the fair value of an obligation assumed by issuing a guarantee. The disclosure provisions of FIN 45 are effective as of December 31, 2002. The provisions for initial recognition and measurement of the liability are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect the adoption of the provisions of FIN 45 to have a material effect on its consolidated results of operations or financial position.

            In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which requires that the primary beneficiary of a variable interest entity
            (VIE) consolidate the VIE. The Company does not expect the adoption of the provisions of FIN 46 to have a material effect on its consolidated results of operations or financial position.

Note 2.     Acquisition

            In July 2000, General acquired 100% of World, which, prior to the acquisition, owned 74.8% of the outstanding common stock of General. World was principally owned by members of General's Board of Directors and senior management. This combination was accounted for in a manner similar to a pooling of interests. In consideration for this transaction, General issued 3,140,000 shares of its common stock, $.01 per share par value. Shares of General's common stock, now owned by World (2,950,000), are now carried as treasury stock in consolidation. Net shares issued (190,000 shares) for the acquisition are considered outstanding for all periods presented.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 3.     Inventories

            Inventories are comprised as follows at: (In Thousands)

                                                     December 28,   December 29,
                                                        2002           2001
--------------------------------------------------------------------------------
     Bearings and Bearing Products
       Finished goods                                  $ 9,686        $ 9,096
       Raw materials, purchased parts and work-in
         process                                        18,532         16,824
--------------------------------------------------------------------------------
                                                        28,218         25,920
--------------------------------------------------------------------------------

     Machine Tools
       Machines and machine tools                           --          2,457
       Service parts and accessories                        --          1,739
--------------------------------------------------------------------------------
                                                            --          4,196
--------------------------------------------------------------------------------
                                                       $28,218        $30,116
================================================================================

Note 4.     Prepaid Expenses and Other Current Assets

            Prepaid Expenses and Other Current Assets are comprised as follows at: (In Thousands)

                                                     December 28,   December 29,
                                                         2002           2001
--------------------------------------------------------------------------------
     Prepaid taxes and taxes recoverable               $ 2,605        $   344
     Advances to suppliers                                 771          3,265
     Prepaid real estate taxes                             177            179
     Prepaid insurance                                     149            124
     Sundry receivables                                    427            587
     Other prepaids                                        239            257
--------------------------------------------------------------------------------
                                                       $ 4,368        $ 4,756
================================================================================

Note 5.     Fixed Assets

            Fixed Assets are comprised as follows at: (In Thousands)

                                                     December 28,   December 29,
                                                         2002           2001
--------------------------------------------------------------------------------
     Land and buildings                                $ 6,153        $11,154
     Machinery and equipment                            19,730         17,347
     Furniture and fixtures                              1,363          1,494
     Leasehold improvements                                808            776
     Software                                              867            891
     Transportation equipment                              510            666
--------------------------------------------------------------------------------
                                                        29,431         32,328

     Less: accumulated depreciation and amortization     8,123         10,279
--------------------------------------------------------------------------------
                                                       $21,308        $22,049
================================================================================

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 5.     Fixed Assets, (Continued)

            Machinery and equipment at December 28, 2002 includes construction in process of $140,000. The estimated cost to complete construction in process is $101,000.

            Depreciation expense was $1,855,000, $995,000 and $1,162,000, respectively for each of the three years in the period ended December 28, 2002. Amortization expense was $104,000, $71,000 and $71,000, respectively for each of the three years in the period ended December 28, 2002.

Note 6. Investments in, Advances to and Accounts Receivable from Joint Ventures and Affiliates

            Investments in, Advances to and Accounts Receivable from Joint Ventures and Affiliates consist of the following at: (In Thousands)

                                                          December 28,   December 29,
                                                              2002          2001
-------------------------------------------------------------------------------------
      Investments:
        Shanghai General Bearing Company, Ltd.  (c )         $2,573        $  822
        Shanghai Pudong General Bearing Company, Ltd. (a )      161           171
        Wafangdian General Bearing Company, Ltd.                432           766
-------------------------------------------------------------------------------------
                                                              3,166         1,759
-------------------------------------------------------------------------------------

      Advances and Accounts Receivable:
      Short-Term
        Shanghai Pudong General Bearing Company, Ltd. (a )       79            80
        Shanghai General Bearing Company, Ltd.                   89            18
        Wafangdian General Bearing Company, Ltd.                 18            16
-------------------------------------------------------------------------------------
                                                                186           114
-------------------------------------------------------------------------------------
      Long-Term
        General IKL Corp. (b )                                  504           482
        Shanghai General  Bearing Company, Ltd. (c )             --           600
-------------------------------------------------------------------------------------
                                                                504         1,082
-------------------------------------------------------------------------------------
                                                             $3,856        $2,955
=====================================================================================

            (a) General contributed $150,000 in fiscal 1998 representing its interest in the registered capital. The advances related to inventory returned to SPGBC. General is not required to contribute additional capital.

            (b) Amounts receivable from and payable to General IKL Corp., are subject to collection and repayment restrictions due to sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia. General accrues interest on the balances due to and from this affiliate (see
                  Note 9). Subsequent to year end, the government imposed restriction of economic activity was lifted.

            (c) The $600,000 long term advance was contributed to equity in 2002 as part of the new joint venture contract whereby ownership would be shared equally with General assuming control of operations. The new joint venture contract requires General to contribute an additional $3,000,000 through 2004. At March 24, 2003, General has satisfied $2,000,000 of this requirement (see Note 1). Condensed financial data of SGBC are as follows: (In Thousands)

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 6. Investments in, Advances to and Accounts Receivable from Joint Ventures and Affiliates, (Continued)

|------------------------------------------------------------------------------|
|    Balance Sheet:                        December 28, 2002  December 29, 2001|
|------------------------------------------------------------------------------|
|Current assets                                      $ 6,986            $ 4,929|
|------------------------------------------------------------------------------|
|Total assets                                         10,614              8,201|
|------------------------------------------------------------------------------|
|Current liabilities                                   5,329              4,912|
|------------------------------------------------------------------------------|
|Total liabilities                                     5,329              4,912|
|------------------------------------------------------------------------------|
|Ventures' equity                                      5,285              3,289|
|------------------------------------------------------------------------------|

|------------------------------------------------------------------------------|
|  Income Statement:    December 28, 2002  December 29, 2001  December 30, 2000|
|------------------------------------------------------------------------------|
|Net sales                       $ 15,172           $ 13,763           $ 17,980|
|------------------------------------------------------------------------------|
|Gross profit                       1,485              1,067              2,512|
|------------------------------------------------------------------------------|
|Operating income                     791                239              1,699|
|------------------------------------------------------------------------------|
|Net income                           531                 83                835|
|------------------------------------------------------------------------------|

Note 7.     Notes Payable - Banks

            JGBR has short term unsecured notes payable aggregating $5,435,000, with an interest rate of 4.8675%, maturing throughout 2003.

            NGBC has a short term government loan in the amount of $1,679,000, with an interest rate of 4.43%, maturing on October 10, 2003. The loan is secured by NGBC's taxes receivable.

Note 8.     Accrued Expenses and Other Current Liabilities

            Accrued Expenses and Other Current Liabilities consist of the following: (In Thousands)

--------------------------------------------------------------------------------
                                           December 28, 2002   December 29, 2001
--------------------------------------------------------------------------------
Payroll and related benefits                          $  594              $  929
Insurance                                                  -                 280
Customer deposits                                          -                 197
Sales commissions                                        174                 189
Sales rebates                                            234                 212
Swap obligations                                       1,084                 727
Professional fees                                        374                 260
Other                                                  1,657               1,866
--------------------------------------------------------------------------------
Total                                                 $4,107              $4,660
--------------------------------------------------------------------------------

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 9.     Long Term Debt

            Long Term Debt consists of the following at: (In Thousands)

                                                     December 28,   December 29,
                                                         2002          2001
--------------------------------------------------------------------------------
     Bank and other:
       Bank revolving line of credit (a)              $     --       $ 12,747
       Notes payable (b)                                 7,368          6,470
       Long term lease obligations (See Note 16)           468            663
--------------------------------------------------------------------------------
                                                         7,836         19,880
     Less current maturities                              (396)          (381)
--------------------------------------------------------------------------------
                                                         7,440         19,499
     Affiliates:
       General IKL Corp. (see Note 6(b))                 1,123          1,081
--------------------------------------------------------------------------------
     Total long term debt                             $  8,563       $ 20,580
================================================================================

            (a) General is obligated to a bank under a revolving line of credit, which expires on June 30, 2003. The credit agreement provides General with a secured line of credit of up to $21 million for acquisitions, working capital and general corporate purposes. The maximum amount available is reduced by outstanding letters of credit. Interest on outstanding obligations is payable at either the bank's prime rate plus up to 1.00%, or LIBOR plus 1.00% to 2.00%. These percentages are determined quarterly based upon the financial performance of General. The average monthly rate in effect at December 28, 2002 was 5.05%. Also based upon the financial performance of General is a commitment fee of either .125% or .25% of unused availability. The loan is secured by General's assets. The credit agreement also contains certain restrictive covenants, which include, among others, maintenance of financial ratios relating to funded debt, fixed charge coverage and interest coverage and limitations on capital expenditures and investments. General is in compliance with all of its loan covenants.

                  As of December 28, 2002, borrowing under the credit line amounted to $14,458,000, and letter of credit commitments under this credit line amounted to $572,000.

                  As of December 28, 2002, General had $7.2 million outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the year ended December 28, 2002, the Company's interest rate swap agreement resulted in additional expense of approximately $422,000.

            (b) JGBR has long term unsecured notes payable aggregating $4,263,000, with various interest rates ranging from 4.65% to 5.275%, maturing between 2004 and 2007.

                  General has a long term note payable of $3,105,000. The interest rate on the note is the 30 day LIBOR plus 1.5%. Annual principal installments of $200,000 plus accrued interest commenced December 2002, and will continue through December 2005. In December 2006, the outstanding principal balance is payable.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 9.     Long Term Debt, (Continued)

            Long Term Debt as of December 28, 2002 is payable as follows: (In Thousands)

-----------------------------------------------------------------------------
     2003                                                             $   396
     2004                                                               1,587
     2005                                                               2,139
     2006                                                               3,109
     2007                                                                 605
     Thereafter                                                            --
-----------------------------------------------------------------------------
                                                                      $ 7,836
=============================================================================

Note 10.    Income Taxes

            Federal, state and local income taxes consist of the following for the fiscal year ended : (In Thousands)

                                  December 28,     December 29,     December 30,
                                      2002             2001             2000
--------------------------------------------------------------------------------
     Deferred:
       Federal                      $ 1,188          $   299          $  (358)
       State and local                  160               38                4
       Foreign                           --             (195)             142
--------------------------------------------------------------------------------
                                      1,348              142             (212)
--------------------------------------------------------------------------------

     Current:
       Federal                         (345)            (431)            (912)
       State and local                  (86)            (118)             (96)
       Foreign                         (248)             (41)             (92)
--------------------------------------------------------------------------------
                                       (679)            (590)          (1,100)
--------------------------------------------------------------------------------
                                    $   669          $  (448)         $(1,312)
================================================================================

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 10.    Income Taxes, (Continued)

            The major elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate on income from continuing operations are as follows:

                                                      December 28,    December 29,    December 30,
                                                          2002            2001            2000
--------------------------------------------------------------------------------------------------
     Statutory rate                                       34.0%             34%             34%
     State and local income taxes
       less federal income tax benefit                     1.8             5.4             1.6
     Tax effect of differences between
     U.S. statutory and foreign effective rates           (2.0)          (42.9)            5.5
     Dividends recorded                                    5.7            23.4            (7.0)
     Other differences                                     2.6             1.6              .8
--------------------------------------------------------------------------------------------------
         Effective rate                                   42.1%           21.5%           34.9%
==================================================================================================

            Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows: (In Thousands)

                                                        December 28,    December 29,
                                                            2002            2001
------------------------------------------------------------------------------------
     Gross deferred tax assets
       Accounts receivable and inventory allowances       $   532         $   477
       Net operating loss carryforwards                     1,471           1,464
       Foreign losses                                          --             613
       Loss from discontinued operations                    1,774              --
       All other                                              253             345
------------------------------------------------------------------------------------
                                                            4,030           2,899
     Gross deferred tax liabilities
       Plant and equipment depreciation differences          (335)           (204)
       Foreign income                                        (308)             --
       All other                                              (57)            (95)
------------------------------------------------------------------------------------
                                                            3,330           2,600
     Valuation allowance                                   (1,617)         (2,289)
------------------------------------------------------------------------------------
     Net deferred tax asset                               $ 1,713         $   311
====================================================================================

            The Company has provided a valuation allowance against all of the deferred tax assets of World.

            The valuation allowance has increased / (decreased) by ($672,000), ($599,000) and $861,000 in 2002, 2001 and 2000, respectively.

            As of December 28, 2002, the Company had aggregate federal tax loss carryovers of approximately $4.0 million, which may be used to offset future taxable income of certain of its subsidiaries, expiring at various dates through the year 2019.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 11.    Discretionary Profit-Sharing Plan

            The Company maintains a profit-sharing plan covering eligible salaried and nonunion employees. Contributions are made to the plan at the discretion of the management of the Company. The Company recorded expense of approximately $78,000, $0, and $178,000 in fiscal 2002, 2001 and 2000, respectively.

Note 12.    Other Expenses, Net

            Other Expenses consist of the following for the fiscal years ended:
            (In Thousands)

                                            December 28,     December 29,     December 30,
                                                2002            2001             2000
------------------------------------------------------------------------------------------
    Interest expense                          $ 1,679          $ 1,237          $ 1,176
    Interest income                               (82)            (251)            (164)
------------------------------------------------------------------------------------------

    Interest, net                               1,597              986            1,012
    Equity in (income) loss of affiliates         193              (60)            (669)
    Foreign currency exchange gain                (40)              --               --
    Legal settlement                               --              763               --
    Other                                          47               --               --
------------------------------------------------------------------------------------------
                                              $ 1,797          $ 1,689          $   343
==========================================================================================

Note 13.    Transactions with Affiliates

            General made purchases of approximately $9.5 million, $11.4 million and $26.7 million from its joint ventures and affiliates in fiscal 2002, 2001, and 2000, respectively.

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

            Inasmuch as the judgment against Xerox was expressly for damage to Realty's property, and Realty expended $2.5 million in both the prosecution of Realty's and the Company's claims, and defense of Xerox's counterclaims against Realty and the Company, on May 29, 2001, the Company and Realty entered into an agreement whereby (i) the Company waived any interest in the judgment, (ii) the Company agreed to reimburse Realty $763,387 over the next four years with interest at 8.4% per annum from the date of the agreement, representing 30% of the litigation costs in the action and (iii) Realty released the Company from any further claims for indemnification for litigation expenses in connection with the action. Even though the Company was not legally or contractually obligated to reimburse GRC, a related party, the Company agreed to enter into the reimbursement agreement because the Company believed it was fair and equitable to do so as Realty had paid legal expenses for the benefit of the Company. The reimbursement is being paid to Realty in the form of additional rent payments by the Company of $18,780 per month for 48 months beginning in June, 2001. The entire amount of the reimbursement was charged to operations in fiscal 2001. At December 28, 2002, the Company has paid $357,000 toward this agreement.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 13.    Transactions with Affiliates, (Continued)

            The Company leases property from Realty. The Company entered into a lease agreement with Realty for its new premises effective November 1, 1996 for an initial term of seven years. Rent and real estate taxes paid to this affiliate totaled $1,450,000, $1,373,000 and $1,302,000 in fiscal 2002, 2001, and 2000, respectively.

            Prior to 2003, the amounts receivable from and payable to General IKL Corp., a corporate joint venture with a manufacturer located in the former Republic of Yugoslavia, were restricted due to suspension, by the United States government, of certain economic activity with that country. The Company accrued interest on the balances due to and from this affiliate. In February 2003, the government imposed restriction of economic activity was lifted.

Note 14.    Stock Options

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

            General estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the year ended December 28, 2002: no dividend yield, expected volatility of 53.4%, risk free interest rate of 5.1% and expected life of 10 years. For the year ended December 29, 2001, the weighted average assumptions used for grants were: no dividend yield, expected volatility of 54.0%, risk free interest rate of 5.0% and expected life of 10 years. If compensation cost for General's stock option plan had been determined in accordance with SFAS No. 123, net income / (loss) would have been increased / (decreased) by approximately $262,000 or $.07 per diluted share, ($138,000) or $.03 per diluted share, and ($161,000) or $.04 per diluted share for the fiscal years ended 2002, 2001, and 2000, respectively. The following table summarizes information about General's stock options outstanding at December 28, 2002:

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 14.    Stock Options, (Continued)

                                                              Options Outstanding
                                            ------------------------------------------------------
                                                                Weighted Average          Weighted
                                              Number          Remaining Contractual        Average
                                            Outstanding           Life (Years)              Price
--------------------------------------------------------------------------------------------------
     Exercise prices:
       $2.90 to $3.80                         210,000                  8.8                  $ 3.34
       $7.00 to $7.63                         172,800                  4.5                  $ 7.02
==================================================================================================

            Transactions under the stock option plan are summarized as follows:

                                                    December 28,                  December 29,                 December 30,
                                                       2002                         2001                          2000
                                              -----------------------      ------------------------     -----------------------
                                                            Weighted                      Weighted                     Weighted
                                                             Average                       Average                      Average
                                                            Exercise                      Exercise                     Exercise
                                                Shares        Price           Shares        Price           Shares       Price
-------------------------------------------------------------------------------------------------------------------------------
     Outstanding at beginning of year          337,800       $ 6.20         245,300        $ 7.16         259,800       $ 7.15
     Granted                                   125,000         3.05          95,000          3.75              --           --
     Exercised                                  (1,250)        3.75              --            --              --           --
     Canceled                                  (78,750)        7.08          (2,500)         7.00         (14,500)        7.00
-------------------------------------------------------------------------------------------------------------------------------

     Outstanding at end year                   382,800         5.00         337,800          6.20         245,300         7.16
===============================================================================================================================

     Options exercisable at year end           277,200         5.27         185,250          7.20         137,850         7.20
===============================================================================================================================

     Weighted average fair value of
       options granted during the year                       $ 2.02                        $ 2.06                       $   --
===============================================================================================================================

Note 15.    Earnings per share

            (In Thousands except shares and per share data)

                                                                       Year Ended
                                                       --------------------------------------------
                                                       December 28,    December 29,    December 30,
                                                           2002            2001            2000
                                                       --------------------------------------------
       Income from continuing operations               $      848      $      368      $    2,552
                                                       --------------------------------------------
       Basic earnings per share computation:

       Weighted Average Common shares Outstanding        3,867,380       4,108,993       4,109,565
                                                       --------------------------------------------
       Basic earnings per share from continuing
       operations                                             0.22            0.09            0.62
                                                       --------------------------------------------
       Diluted earnings per share computation:
       Weighted Average Common shares Outstanding        3,867,380       4,108,993       4,109,565
       Incremental shares from assumed exercise of
       dilutive options                                      7,473              --              --
                                                       --------------------------------------------
                                                         3,874,853       4,108,993       4,109,565
                                                       --------------------------------------------
       Diluted earnings per share from continuing
       operations                                       $     0.22      $     0.09      $     0.62
                                                       --------------------------------------------

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 15.    Earnings per share, (Continued)

            For the years ended December 28, 2002, December 29, 2001 and December 30, 2000, 287,800, 427,800, and 335,300 options and warrants outstanding, respectively, were anti-dilutive.

Note 16.    Commitments, Contingencies and Other Comments

            Operating Lease: The Company leases its premises from Realty.

            The estimated future minimum annual rentals under the lease with Realty are as follows: (In Thousands)


-------------------------------------------------------------------------------

     2003                                                               $ 1,323
     2004                                                                 1,378
     2005                                                                 1,258
     2006                                                                 1,222
     2007                                                                 1,233
-------------------------------------------------------------------------------
                                                                        $ 6,414
===============================================================================

            Rent expense was $1,036,000, $1,026,000 and $1,166,000 in fiscal
            2002, 2001, and 2000, respectively.

            Capital Leases: The Company also leases certain equipment under capital leases. The assets acquired under capital leases have a cost of $996,000 and accumulated depreciation of $348,000 as of December 28, 2002. Interest rates on the Company's capital leases range from 6.90% to 9.6425%.

            The following is a schedule, by year, of approximate future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payment at December 28, 2002. (In Thousands)

-------------------------------------------------------------------------------

     Payment for the year ending:
     2003                                                                 $ 223
     2004                                                                   235
     2005                                                                    51
     2006                                                                     -
     2007                                                                     -
-------------------------------------------------------------------------------
     Total minimum lease payments                                           509
     Less: amount representing interest                                      42
-------------------------------------------------------------------------------

     Present value of net minimum lease payments                            467
     Less: current portion                                                  196
-------------------------------------------------------------------------------
     Long-term lease obligation                                           $ 271
===============================================================================

            General has a management consulting and non-competition agreement with a former officer and shareholder. The agreement, which commenced as of January 1, 2000, provides for monthly payments aggregating $55,000 per annum for ten years. As of December 28, 2002 future payments required under the agreement total $386,000.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 16.    Commitments, Contingencies and Other Comments, (Continued)

            Pursuant to related shareholder agreements, the Company (a) owns 60% of WMG (b) WMG assumed World's contractual obligation to invest $5.2 million in W.M. Works over five years and agreed to indemnify and hold the Company harmless as to such obligation. The investment was required to be made in cash, machinery, equipment, services, "know how", or any equivalent thereof in any combination. In the event WMG did not make a scheduled investment in W.M. Works, it would have been obligated to pay the State Ownership Fund of Romania ("SOF") a penalty equal to 30% of such amount not invested. The contract with SOF provides for investment of $2,720,000 in 2002, which was satisfied by the Company.

            On December 30, 2002, the Romanian authority for Privatization and Management of State Ownership ("APAPS") filed a Request for Arbitration against World, with the International Chamber of Commerce ("ICC"). The action arises out of the contract under which World acquired a majority interest in W.M. Works from the Romanian government in 1998 (the "Contract"). APAPS alleges that World breached its contractual obligation to invest certain sums in W.M. Works in 1999 and 2000, as required under the Contract. APAPS is seeking $570,000 in penalties and damages, together with interest and costs, and any further damages and penalties to which it would be entitled if it establishes that World also failed to make investments required in 2001 and 2002. World's management believes it has fully complied with its investment obligations and has filed an Answer with the ICC disputing the allegations and will vigorously defend the action. World is also considering the filing of claims against APAPS based on APAPS' breach of the Contract by failing to honor a representation and warranty as to the financial condition of W.M. Works, and other acts of the Romanian government which have caused damages to World and W.M. Works. While the Company is confident that it will prevail in the arbitration, an adverse ruling could be materially adverse to World's operations and financial condition. Arbitrators have been selected and the parties are awaiting scheduling from the ICC.

            Additionally, U.S. Customs has a claim against the Company, which the Company believes to be without merit. The Company intends to vigorously defend this claim and believes that the claim will not have a material impact on the financial condition, operations or liquidity of the Company.

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

Note 17.    Financial Information About Geographic Areas

            The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise replacing the "industry segment" approach with the "management" approach. The management approach designates the Internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

            During 2001, the Company redefined its operating segments to more accurately reflect those used by management. Prior period information has been restated.

            The Company operates in two segments: Bearings, which manufactures bearings and bearing components for OEMs and distributors; and Machine Tools, which manufactures machine tools for dealers and manufacturers.

            In December 2002, the Company's Board of Directors and management resolved to discontinue the operations of the Machine Tool segment by disposing of the net assets by sale during 2003. As a result, pursuant to SFAS No. 144, the Company has not provided segment information.

            The following tables present information about the Company's geographic data: (In Thousands)

--------------------------------------------------------------------------------
                             December 28,       December 29,        December 30,
                                 2002               2001               2000
--------------------------------------------------------------------------------

Long lived Assets:

     United States             $ 3,680             $ 3,593            $ 3,351

     Europe                          -               5,083              5,292

     Asia                       17,628              13,373                  -
--------------------------------------------------------------------------------

Total                          $21,308            $ 22,049            $ 8,643
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                             December 28,        December 29,       December 30,
                                 2002               2001               2000
--------------------------------------------------------------------------------

Sales:

     United States            $ 47,164            $ 43,021           $ 47,812

     Asia                       11,967                 540                  -

     Other                       1,175                 913              2,458

--------------------------------------------------------------------------------

Total                         $ 60,306            $ 44,474           $ 50,270
--------------------------------------------------------------------------------

            In fiscal 2002, 2001 and 2000, the Company had one customer that represented approximately 22%, 19% and 17% of total sales, respectively.

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 18.    Supplemental Cash Flow Information

            The Company paid interest in the amount of $1,844,000 in fiscal 2002, $1,172,000 in fiscal 2001 and $1,323,000 in fiscal 2000, and income taxes of $325,000, $318,000 and $1,415,000 in fiscal 2002,
            2001 and 2000, respectively.

            During fiscal 2002, the Company converted the $600,000 loan receivable from SGBC to investment as part of the new joint venture contract pursuant to which ownership would be shared equally, with General assuming control of operations upon meeting its revised investment requirement.

            In December 2002, the Company's Board of Directors and management resolved to discontinue the operations of the machine tool segment by disposing of the net assets by sale. The Company recorded an impairment writedown, net of related tax effects, on assets associated with discontinued operations of approximately $2,242,000 in 2002.

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

            World distributed a note receivable from Realty, in the amount of $1,594,000, to the former shareholders of World prior to the acquisition described in Note 2.

            The Company entered into a lease for new equipment in 2000 in the amount of $19,000.

Note 19.    Subsequent Events

            In February 2003, pursuant to the lifting of the sanctions on the countries comprising the former Republic of Yugoslavia, the Company reduced a significant portion of its payable to General IKL which the Company disputed.

Note 20. Quarterly Financial Data (In Thousands except for per share data - Unaudited)

The net sales and gross profit presented are reflective of continuing operations only.

-----------------------------------------------------------------------------------------------------
                                                                            Basic          Diluted
                                                                           Earnings      Earnings Per
2002                      Net Sales     Gross Profit   Net Income/(loss)   Per Share        Share
-----------------------------------------------------------------------------------------------------
First Qtr.                 $15,376         $4,483             $856           $0.21          $0.21

Second Qtr.                 15,136          4,458              207            0.06           0.06

Third Qtr.                  15,215          4,560              546            0.14           0.14

Fourth Qtr.                 14,579          3,654           (3,693)          (0.95)         (0.95)
-----------------------------------------------------------------------------------------------------

                                    General Bearing Corporation and Subsidiaries
                                      Notes to Consolidated Financial Statements
================================================================================

Note 20. Quarterly Financial Data (In Thousands except for per share data - Unaudited), (Continued)

The net sales and gross profit presented are reflective of continuing operations only.

---------------------------------------------------------------------------------------------------
                                                                           Basic         Diluted
                                                                          Earnings     Earnings Per
2001                      Net Sales     Gross Profit   Net Income/(loss)  Per Share       Share
---------------------------------------------------------------------------------------------------
First Qtr.                 $11,320         $3,566            $524          $0.13          $0.13

Second Qtr.                 11,857          3,433             (29)         (0.01)         (0.01)

Third Qtr.                  10,748          3,245             280           0.07           0.07

Fourth Qtr.                 10,549          2,958            (137)         (0.03)         (0.03)
---------------------------------------------------------------------------------------------------

            Sales:

            First Quarter 2002: The sales volume increase was mainly due to the consolidation of JGBR and NGBC as well as increased sales of driveline components to the automotive industry and tapered roller bearings for heavy duty truck trailers.

            Third Quarter 2001: The sales volume decrease was mainly due to seasonality as well as the worsening economic conditions in the Company's industrial markets.

            Net income:

            Second Quarter 2002: The reduction in net income is mainly due to increases in salaries, travel, professional fees, promotion and personnel expenses.

            Fourth Quarter 2002: The reduction in net income is primarily attributable to the business impairment recorded on the machine tool operations.

            Second Quarter 2001: The decrease in net income is primarily related to a one time charge of $763,000 for an agreement reached between the Company and Gussack Realty, allocating the proceeds and litigation costs from the litigation with Xerox. Even though the Company was not legally or contractually obligated to reimburse GRC, a related party, the Company agreed to enter into the reimbursement agreement because the Company believed it was fair and equitable to do so as Realty had paid legal expenses for the benefit of the Company. The reimbursement is being paid to Gussack Realty in the form of additional rent payments by the Company of $18,780 per month for 48 months beginning in June 2001.

            Third Quarter 2001: The increase in net income is due to the one time charge of $763,000 that the Company incurred in the second quarter partially offset by the effect of the Company's reduced sales volume.

            Fourth Quarter 2001: The decrease in net income is primarily due to a $350,000 increase to the allowance for doubtful accounts.

                          Supplementary Financial Data
                            Furnished Pursuant to the
                            Requirements of Form 10-K

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders'
General Bearing Corporation

The audits referred to in our report dated April 8, 2003 relating to the consolidated financial statements of General Bearing Corporation and subsidiaries, which are referred to in Item 8 of this Form 10-K, includes the audits of the accompanying financial statement schedule for each of the three years in the period ended December 28, 2002. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

In our opinion, such financial statement schedule presents fairly, in all material respects, the information set forth therein for each of the three years in the period ended December 28, 2002.


Urbach Kahn & Werlin LLP

New York, New York
April 8, 2003

                                    General Bearing Corporation and Subsidiaries
================================================================================

Schedule II - Valuation and Qualifying Accounts (In Thousands)

Allowance for Doubtful Accounts

               Column A                   Column B           Column C        Column D           Column E
               --------                   --------           --------        --------           --------

                                                               Add           Subtract
                                                               ---           --------

                                         Balance at         Charged to
                                        Beginning of         Costs and                          Balance at
             Description                   Period            Expenses      Deductions (1)     End of Period
             -----------                   ------            --------      --------------     -------------
Year Ended December 30, 2000
   Allowance for Doubtful Accounts          $738                $280            $30                $988
                                            ----                ----            ---                ----
                                            $738                $280            $30                $988
                                            ====                ====            ===                ====

Year Ended December 29, 2001
   Allowance for Doubtful Accounts          $988                $428            $542               $874
                                            ----                ----            ----               ----
                                            $988                $428            $542               $874
                                            ====                ====            ====               ====

Year Ended December 28, 2002
   Allowance for Doubtful Accounts          $874                $17             $556 (2)           $335
                                            ----                ---             ----               ----
                                            $874                $17             $556               $335
                                            ====                ===             ====               ====

Note: (1) Uncollectible accounts written off net of recoveries.
      (2) Includes the impairment recognized in the amount of $350,000 relating to the writedown of allowance for doubtful accounts for machine tools.

                                    General Bearing Corporation and Subsidiaries
================================================================================

Schedule II - Valuation and Qualifying Accounts, continued (In Thousands)

Inventory Allowances

               Column A                    Column B          Column C        Column D             Column E
               --------                    --------          --------        --------             --------

                                                               Add           Subtract
                                                               ---           --------

                                          Balance at        Charged to
                                         Beginning of        Costs and                           Balance at
             Description                    Period           Expenses        Deductions         End of Period
             -----------                    ------           --------        ----------         -------------
Year Ended December 30, 2000
   Allowance for slow moving and
   obsolescence                             $1,744              $329             $39                $2,034
                                            ------              ----             ---                ------
                                            $1,744              $329             $39                $2,034
                                            ======              ====             ===                ======

Year Ended December 29, 2001
   Allowance for slow moving and
   obsolescence                             $2,034              $287             $0                 $2,321
                                            ------              ----             --                 ------
                                            $2,034              $287             $0                 $2,321
                                            ======              ====             ==                 ======

Year Ended December 28, 2002
   Allowance for slow moving and
   obsolescence                             $2,321              $712            $1,229 (1)          $1,804
                                            ------              ----            ------ --           ------
                                            $2,321              $712            $1,229              $1,804
                                            ======              ====            ======              ======

Note: (1) Includes the impairment recognized in the amount of $1,119,000 relating to the writedown of inventory reserves for machine tools.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

PART III

Item 10. Directors and Executive Officers of the Registrant

      The directors and executive officers of the Company are as follows:

                      NAME                 AGE                       POSITION
                      ----                 ---                       --------
    Seymour I. Gussack.....................79             Chairman of the Board of Directors
    David L. Gussack.......................46             President and Director
    Robert E. Baruc........................51             Director
    Peter Barotz...........................75             Director
    Nina M. Gussack........................47             Director
    Barbara M. Henagan.....................44             Director
    Ronald Fetzer..........................39             Director
    Thomas J. Uhlig........................53             Executive Vice President
    Corby W. Self..........................46             Vice President - Ball & Roller Operations
    William F. Kurtz.......................45             Vice President - Director of Operations
    Joseph J. Hoo..........................68             Vice President - Advanced Technology and China Affairs
    John E. Stein, Esq.....................46             Secretary & General Counsel

Set forth below is certain additional information with respect to the Directors, and executive officers.

      SEYMOUR I. GUSSACK founded the Company in 1958 and has served as Chairman of the Board of Directors and a Director of General Bearing since its formation. Seymour I. Gussack is also the Chairman of the Board of Directors and a Director of World Machinery Company ("World") and a member of Realty. See "Certain Relationships and Related Transactions". Seymour I. Gussack's son is David L. Gussack, President of the Company and a Director. Seymour I. Gussack is also the father of Nina M. Gussack, Director.

      DAVID L. GUSSACK became President of the Company in 1993 and has been a Director of the Company since 1987. David L. Gussack has held various positions with the Company since 1979, including Executive Vice President from 1991 to 1992, General Manager of the OEM Division from 1988 to 1990, Supervisor and Coordinator, Hyatt Absorption Project from 1987 to 1988, Plant Manager from 1986 to 1987, Office Facilities Manager from 1985 to 1986, and Manager of Special Projects from 1983 to 1985. David L. Gussack is a Director of Shanghai General Bearing Co., Ltd. ("SGBC") and Ningbo General Bearing Co., Ltd. ("NGBC") . He also is a Director of World and a member of Realty. See "Certain Relationships and Related Transactions." David L. Gussack is a graduate of the University of Pennsylvania. David L. Gussack's father is Seymour I. Gussack, Chairman of the Board of Directors of the Company and David L. Gussack is the brother of Nina M. Gussack, Director.

      THOMAS J. UHLIG became Executive Vice President in 2003. Mr. Uhlig came to General Bearing Corporation from The Timken Company where he was Vice President of the Timken Super Precision Group from 1998 to 2002. His prior experiences include senior management positions as President of Johnstown America Corporation, Director of Manufacturing for Timken's North and South America Operations and President of MPB Corporation. Mr. Uhlig holds BS and MBA degrees from the University of Rhode Island.

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

      ROBERT E. BARUC has been a Director of the Company since February 1997. From August 2001 to present Mr. Baruc has been President of Screen Media Films, a feature film acquisition and marketing company, which distributes to the U.S. home video market through Universal Studios Home Entertainment. From August 1993 to December 2000 Mr. Baruc was President and CEO of A-Pix Entertainment an independent distributor of film and television programming. He was also Executive Vice President from 1994 to 1998 and Co-President from 1999 to 2000 of A-Pix's parent company Unapix Entertainment Inc. Mr. Baruc was President of two other home video distribution companies, Triboro Entertainment from 1992 to 1993 and Academy Entertainment from 1986 to 1991. He is the son-in-law of Seymour I. Gussack and the brother-in-law of David L. Gussack and Nina M. Gussack.

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

      RONALD FETZER was elected a Director of the Company on April 9, 2003. Mr. Fetzer is and has been Director of Accounting and Finance and Controller at Bill Blass, Ltd., New York, NY, a fashion and licensing company, for the past 3 years. Mr. Fetzer, who is a licensed and practicing CPA in New York, is a member of the NYS Society of CPA's and a member of the American Institute of CPA's. Prior to his employment at Bill Blass, Ltd., Mr. Fetzer was a senior manager at the accounting firm of Urbach, Kahn & Werlin LLP for approximately three years. Mr. Fetzer received an MBA in International Finance from Baruch College in 1991 and BA in Accounting and Economics from Queens College in 1985.

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

      The Audit Committee of the Board of Directors consists of three directors, Peter Barotz, Ron Fetzer and Barbara M. Henagan. Based on its charter, the Audit Committee is to review the outside auditor designated by management and render to the Board any of the Committee's comments and/or recommendations relating to such auditor; meet with the outside auditor at least once per year to discuss any issues raised by the auditor and report back to the Board for its consideration; hold at least one meeting per year; submit the minutes of all meetings of the Audit Committee to, or discuss matters discussed at each meeting with the Board; ensure receipt from the outside auditor of a formal written statement delineating all relationships between the auditor and the Company, consistent with Independence Standards Board Standard 1; actively engage in a dialogue with the outside auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the auditor; take, or recommend that the Board take, appropriate action to oversee the independence of the outside auditor; and review and assess the adequacy of the Audit Committee charter on an annual basis.

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

      The Insider Trading Compliance Committee ("Compliance Committee") consists of the Insider Trading Compliance Officer (currently the Company's Secretary & General Counsel) and the directors who are members of the Audit Committee. The Compliance Committee reviews and either approves or prohibits proposed stock trades by key insiders in accordance with the Company's Procedures and Guidelines Governing Insider Trading and Tipping.

Item 11. Executive Compensation

      The following table sets forth the aggregate compensation paid for services rendered in all capacities to the Company's most highly compensated executive officers during the fiscal year ended December 28, 2002:

                                                  ANNUAL
                                              COMPENSATION(1)                        LONG-TERM COMPENSATION
---------------------------------------------------------------------------------------------------------------------
                                                                           Restricted
Name and                              Fiscal      Salary         Bonus        Stock       Stock          All Other
Principal Position                     Year          $             $          Awards     Options#      Compensation $
---------------------------------------------------------------------------------------------------------------------
David L. Gussack, President            2002       318,510        21,586         --       100,000           5,600 (2)
                                       2001       315,495        75,287         --        20,000           5,620 (3)
                                       2000       307,789        62,213         --            --          25,000 (4)

Joseph J. Hoo, V.P. Advanced           2002       132,712         8,994         --            --              --
    Technology & China Affairs         2001       131,456         6,370         --         5,000              --
                                       2000       128,281        12,345         --            --              --

William F. Kurtz, V.P. Director        2002       121,580         8,486         --            --              --
    of Operations                      2001       112,304         5,442         --         5,000              --
                                       2000       104,817        12,078         --            --              --

Corby W. Self, V.P. Ball            *  2002       141,476        10,139         --        20,000              --
    and Roller Operations

John E. Stein, Secretary &             2002       127,404         8,634         --            --              --
    General Counsel                    2001       126,198        11,115         --         5,000              --
                                       2000       123,116        14,220         --            --              --

      * - Fiscal 2002 was the first year of reportable compensation.

      Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

---------------------------------------------------------------------------------------------------------------------------
                                                                              Number of Securities
                                                                             Underlying Unexercised    Value of Unexercised
                                                                                   Options at          In-the-Money Options
                                                                                December 28, 2002      at December 28, 2002
                                                                             ----------------------------------------------
                                 Shares Acquired on
                                      Exercise        Value Realized               Exercisable/                Exercisable/
      Name                               #                  $                     Unexercisable               Unexercisable
---------------------------------------------------------------------------------------------------------------------------
David L Gussack                          0                  0                   125,000 / 15,000                      N/A

Corby W. Self                            0                  0                         0 / 20,000                 0 / $200

Joseph J. Hoo                            0                  0                    17,250 /  7,750                      N/A

William F. Kurtz                         0                  0                    13,050 /  6,750                      N/A

John E. Stein                            0                  0                    13,250 /  6,750                      N/A

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

Other Arrangements (1):

      In 2002, Seymour I. Gussack, Chairman of the Board of Directors, received salary of $249,500, bonus of $16,908, other compensation of $5,600 (2) and was granted 5,000 stock options. In 2003, he will receive salary and bonus as approved by the Compensation/Stock Option Committee of the Board of Directors.

(1) Perquisites and other personal benefits are not included because they do not exceed the lesser of $50,000 or 10% of the total base salary and annual bonus for the named executive officer.
(2)   Board compensation: 2,000 shares at $2.80 per share, issued in 2003.
(3)   Board compensation: 2,000 shares at $2.81 per share, issued in 2002.
(4) Board compensation: 4,000 shares at $6.25 per share, issued in 2001 (2,000 shares earned in 1999 & 2,000 shares earned in 2000).

OPTION / SAR GRANTS IN LAST FISCAL YEAR


                                                                                          Potential Realized Value
                                                                                         at Assumed Annual Rates of
                                                                                        Stock Price Appreciation for
                                      Individual Grants                                          Option Term
---------------------------------------------------------------------------------------------------------------------
                                              Percent of
                               Number of         total
                              securities     options/ SARS   Exercise     Expiration
           Name               underlying      granted to      of base        date             5%               10%
                               option /      employees in      price                        ($) / $           ($) / $
                             SARS granted     fiscal year     ($/Sh)
                                  (#)
---------------------------------------------------------------------------------------------------------------------
David L. Gussack               100,000            80%          $3.08      02/11/2012       $193,700          $491,000
---------------------------------------------------------------------------------------------------------------------
Seymour I. Gussack               5,000             4%          $3.08      02/11/2012       $  9,685          $ 24,550
---------------------------------------------------------------------------------------------------------------------
Corby W. Self                   20,000            16%          $2.90      01/22/2012       $ 36,400          $ 92,400
---------------------------------------------------------------------------------------------------------------------

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth, as of the date of this Report, certain information concerning the beneficial ownership of Common Stock as to each director and current executive officer of the Company, and each person who, to the Company's knowledge, beneficially owns more than 5% of the outstanding Common Stock.

                                                      NUMBER OF
                                                      SHARES
NAME AND ADDRESS OF                                   BENEFICIALLY                PERCENTAGE OF SHARES
BENEFICIAL OWNER                                      OWNED (1)                   BENEFICIALLY OWNED (1)
----------------                                      ---------                   ----------------------
David L. Gussack                                      726,974 (2,3)                        18.1%

Estate of Harold Geneen                               615,284                              15.9%

Nina M. Gussack                                       616,272 (2,4)                        15.9%

Seymour I. Gussack                                    327,486 (2,5)                         8.4%

Amy Gussack                                           380,970 (2,6)                         9.8%

Robert E. Baruc                                       341,302 (2,7)                         8.8%

Joseph Hoo                                             80,829 (8)                           2.1%

William F. Kurtz                                       16,500 (9)                             *

Peter Barotz                                            9,000 (10)                            *

Barbara Henagan                                        11,750 (11)                            *

John E. Stein                                          15,500 (12)                            *

Corby W. Self                                           4,000 (13)                            *

All Directors and Executive
 Officers as a Group                                2,134,613                              52.4%

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

(2) Includes 5,000 shares of Common Stock owned by Realty over which Seymour I. Gussack, David L. Gussack, Nina M. Gussack, Amy Gussack and Robert Baruc, through his spouse Faith Gussack, as members of Realty, may be deemed to share the power to vote and dispose of. Each disclaims beneficial ownership of the shares of Common Stock owned by Realty.

(3) Includes 13,080 shares owned by his spouse, 4,076 shares owned by his spouse's daughter, over which his spouse has voting power, 8,978 shares owned by his daughter, over which he has voting power, and 130,000 vested options as of June 30, 2003.

(4) Includes 13,280 shares owned by her spouse, 9,752 shares owned by her children over which she has voting power, and 5,000 vested options as of June 30, 2003.

(5) Includes 7,500 vested options as of June 30, 2003.

(6) Includes 13,080 shares owned by her spouse.

(7) Includes 300,664 shares owned by his spouse, 17,956 shares owned by his children over which he has voting power, and 5,000 vested options as of June 30, 2003.

(8) Includes 21,000 vested options as of June 30, 2003.

(9) Includes 16,300 vested options as of June 30, 2003.

(10) Includes 5,000 vested options as of June 30, 2003.

(11) Includes 3,750 vested options as of June 30, 2003.

(12) Includes 15,500 vested options as of June 30, 2003.

(13) Includes 4,000 vested options as of June 30, 2003.

Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------------------
                                (a)                           (b)                            (c)
----------------------------------------------------------------------------------------------------------------------
                                                                                               Number of securities
                                                                                              remaining available for
                                Number of  securities  to be   Weighted average exercise       future issuance under
                                issued upon exercise of           price of outstanding       equity compensation plans
        Plan category           outstanding options,          options, warrants and rights     (excluding securities
                                warrants and rights                                           reflected in column (a))
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                382,800                        $5.00                      91,000
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                     -                             -                           -
----------------------------------------------------------------------------------------------------------------------
Total                                       382,800                        $5.00                      91,000
----------------------------------------------------------------------------------------------------------------------

Item 13. Certain Relationships and Related Transactions

ACQUISITION OF WORLD

      In July 2000, General, acquired 100% of World, which, prior to the acquisition, owned 74.8% of the outstanding common stock of General. World was principally owned by members of General's Board of Directors and senior management. World's principal business is the manufacture and sale of machine tools, however, it also held interests in two bearing joint ventures for General's benefit. This combination has been accounted for in a manner similar to a pooling of interests. Prior periods have been restated as if the companies have always been combined. In consideration for this transaction, General issued 3,140,000 shares of its common stock, $.01 per share par value. 2,950,000 shares of General's common stock, owned by World, are now carried as treasury stock. Net shares issued (190,000) for the acquisition are considered outstanding for all periods presented.

In the acquisition transaction the following individuals, all former shareholders of World, received the number of restricted shares of Company common stock indicated:

Name & Relationship to Registrant                                              Number of Shares
-----------------------------------------------------------------------------------------------
Seymour Gussack, Chairman of the Board                                         393,786

David Gussack, President, Director                                             597,850
Includes 11,280 shares received by spouse, 7,178 shares received by child and 6,152 shares received by spouse's children.

Nina Gussack, Director                                                         590,672
Includes 11,280 shares received by spouse and 6,152 shares
received by children.

Amy Gussack, Daughter of Seymour Gussack & Sibling of                          369,170
David Gussack and Nina Gussack
Includes 11,280 shares received by spouse.

Faith Gussack, Daughter of Seymour Gussack , Sibling of                        333,278
David Gussack and Nina Gussack and Spouse of Robert Baruc, who is
a Director.
Includes 15,382 shares received by spouse and 17,432
shares received by children.

Lisa Gussack, Daughter of Seymour Gussack , Sibling of                         176,481
David Gussack and Nina Gussack
Includes 7,178 shares received by spouse and 22,560 shares received by children.

LEASES WITH REALTY

      The Company leases a facility located at West Nyack, New York comprising 189,833 square feet owned by Realty, whose members include Seymour I. Gussack, David L. Gussack and Nina M. Gussack, each a member of the Board of Directors of the Company. The Company and Realty entered into the Lease effective November 1, 1996, which provides for an initial term expiring on October 31, 2003, renewable at the option of the Company for an additional six year term. The Company initially paid rent of $4.81 per square foot (or $913,000) annually, payable in monthly rent payments of $76,000. The Lease provides for an increase every other year to the greater of: (i) 106% of the preceding year's rent; or (ii) the preceding year's rent multiplied by a fraction, the numerator of which is the CPI for the area including Rockland County or if no such index is published, for Northern New Jersey in effect 90 days prior to November 1 of the new rent year, and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 increase amounted to 6% of the preceding year, resulting in rent of $5.0986 per square foot (or $968,000) annually effective through October 31, 2000. The November 2000 increase also amounted to 6% of the preceding year, resulting in rent of $5.4045 per square foot (or $1,026,000) annually effective through October 31, 2002. The November 2002 increase amounted to 6% of the preceding year, resulting in rent of $5.7288 per square foot (or $1,088,000) annually effective through October 31, 2003. The Company and Realty are currently in negotiations on terms of a new lease to take effect on expiration of the current lease.

TAX SHARING AGREEMENT

      General was included in the consolidated federal income tax returns filed by World during all periods in which it was a wholly-owned subsidiary of World ("Affiliation Years"). Upon the completion of the IPO, General ceased to be included in the consolidated federal income tax returns filed by World, and has filed on a separate basis. As a result, General and World have entered into an agreement ("Tax Sharing Agreement") providing for the manner of determining payments with respect to federal income tax liabilities and benefits arising during the Affiliation Years. Under the Tax Sharing Agreement, General has paid to World an amount equal to General's share of World's consolidated federal income tax liability, generally determined on a separate return basis, for the tax years which have ended and the portion of the tax year preceding consummation of the IPO, and World will pay General for the use of General's losses, and credits arising in such periods, in each case net of any amounts theretofore paid or credited by World or General to the other with respect thereto. Since the acquisition of World by General, the Company has filed a consolidated Federal income tax return.

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

Inasmuch as the judgment against Xerox was expressly for damage to Realty's property, and Realty expended $2.5 million in both the prosecution of Realty's and the Company's claims, and defense of Xerox's counterclaims against Realty and the Company, on May 29, 2001, the Company and Realty entered into an agreement whereby (i) the Company waived any interest in the judgment, (ii) the Company agreed to reimburse Realty $763,387 over the next four years with interest at 8.4% per annum from the date of the agreement, representing 30% of the litigation costs in the action and (iii) Realty released the Company from any further claims for indemnification for litigation expenses in connection with the action. Even though the Company was not legally or contractually obligated to reimburse GRC, a related party, the Company agreed to enter into the reimbursement agreement because the Company believed it was fair and equitable to do so as Realty had paid legal expenses for the benefit of the Company. The reimbursement is being paid to Realty in the form of additional rent payments by the Company of $18,780 per month for 48 months beginning in June, 2001. The entire amount of the reimbursement was charged to operations in fiscal 2001. At December 28, 2002, the Company has paid $357,000 toward this agreement.

Item 14. Controls and Procedures

      Within the 90 days prior to the filing of this report, General's management, including the President and Controller, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and the Controller concluded that such disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to General required to be included in General's periodic filings under the Exchange Act. There have been no significant changes in internal controls or in factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses, subsequent to the date the President and Controller completed their evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements (included in Part II of this report):

            Report of Independent Certified Public Accountants dated April 8, 2003.

            Consolidated Balance Sheets for years ended December 28, 2002 and December 29, 2001.

            Consolidated Statements of Operations for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

            Consolidated Statements of Changes in Stockholders' Equity for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

            Consolidated Statement of Cash Flows for the years ended December 28, 2002, December 29, 2001 and December 30, 2000.

            Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules (included pursuant to Item 15 on pages 48-49 of this report):

            Report of Certified Public Accountants dated April 8, 2003.

            Schedule II - Valuation and Qualifying Accounts

(a) 3. Exhibits:

            Reference is made to the Exhibit Index commencing on page 62, filed pursuant to Item 14(c).

(b) Reports on Form 8-K:

            None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 9, 2003.

                                           GENERAL BEARING CORPORATION


                                           By: /s/ David L. Gussack
                                               ---------------------------------
                                               David L. Gussack, President
                                               (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 9, 2003.

            Signatures                          Title                                        Date
            ----------                          -----                                        ----
     /s/ Seymour I. Gussack                     Chairman of the Board of                     April 9, 2003
-------------------------------                 Directors                                    -------------
        Seymour I. Gussack

      /s/ David L. Gussack                      President and Director                       April 9, 2003
-------------------------------                 (Principal Executive Officer)                -------------
         David L. Gussack

     /s/ Barbara M. Henagan                     Director                                     April 9, 2003
-------------------------------                                                              -------------
       Barbara M. Henagan

       /s/ Nina M. Gussack                      Director                                     April 9, 2003
-------------------------------                                                              -------------
         Nina M. Gussack

        /s/ Peter Barotz                        Director                                     April 9, 2003
-------------------------------                                                              -------------
          Peter Barotz

      /s/ Robert E. Baruc                       Director                                     April 9, 2003
-------------------------------                                                              -------------
         Robert E. Baruc

       /s/ Ronald Fetzer                        Director                                     April 9, 2003
-------------------------------                                                              -------------
         Ronald Fetzer

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, David L. Gussack, President of General Bearing Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of General Bearing
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003


/s/ David L. Gussack
--------------------
David L. Gussack
President

                         CERTIFICATION OF THE CONTROLLER

I, Rocky Cambrea, Controller of General Bearing Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of General Bearing
Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's Board of Directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 9, 2003


/s/ Rocky Cambrea
-----------------
Rocky Cambrea
Controller

                                  EXHIBIT INDEX

NOTE: Except as to those items marked with an "*", which are filed herewith, all Exhibits have been previously filed with the Company's Registration Statement on Form S-1 effective February 7, 1997 (Registration No. 333-15477), or the Company's Annual Report on Form 10-K for fiscal years 1996, 1997, 1998, 1999, 2000 and 2001.

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

        10.11 Form of Registration Rights Agreement between the Company and World (previously filed exhibit as 4.2)

        10.12 Form of Tax Sharing and Indemnification Agreement between the Company and World Machinery Company

        10.19       Board Member Compensation Plan

        10.20 Credit Agreement dated December 20, 1999 between KeyBank National Association and the Company

        10.21       List of Subsidiaries of the Company

        10.22 * Amendment number 1 to the Credit Agreement between KeyBank National Association and the Company

        10.23 * Amendment number 2 to the Credit Agreement between KeyBank National Association and the Company

        10.24 * Extension of the Credit Agreement between KeyBank National Association and the Company

        99.2  *     Certification of the Chief Executive Officer and the
                    Controller