Form 10-Q
period 2003-03-29
GENERAL BEARING CORP
filed 2003-05-13
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

   (Mark One)

      |X|   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                               Exchange Act of 1934

                      For the quarter ended March 29, 2003

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes |X| No

At May 1, 2003, the Registrant had issued 7,102,200 shares of common stock, $.01 par value per share, and had outstanding 3,858,804 shares.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 29, 2003

                                TABLE OF CONTENTS

                                                                           Page No.
                                                                           --------
PART I

   Item 1.  Financial Statements ........................................   2 - 8

   Item 2.  Management's Discussion and Analysis of Results of Operations
            and Financial Condition .....................................   9  - 12

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk ...  13 - 14

   Item 4.  Controls and Procedures .....................................  14

PART II

   Item 1.  Legal Proceedings ...........................................  15

   Item 6.  Exhibits and Reports on Form 8-K ............................  15

Signature ...............................................................  16

Certifications ..........................................................  17 - 19

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.               CONDENSED CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                                March 29,    December 28,
                                                                  2003          2002
                                                                ---------    ------------
                              ASSETS                          (Unaudited)
Current:
    Cash and cash equivalents                                   $  3,538       $  3,158
    Accounts receivable - net of allowance for doubtful
       accounts of $299 and $335                                  12,078         10,742
    Inventories                                                   27,136         28,218
    Prepaid expenses and other current assets                      6,207          4,368
    Advances to affiliates                                           115            186
    Deferred tax assets                                            2,426          2,427
                                                                --------       --------

          Total current assets                                    51,500         49,099

Fixed assets, net of accumulated depreciation                     20,585         21,308
Investment in and advances to joint ventures
    and affiliates                                                 3,880          3,670
Other assets                                                       1,814          1,336
                                                                --------       --------

Total Assets                                                    $ 77,779       $ 75,413
                                                                ========       ========

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current:
    Notes payable - banks                                       $  7,850       $  7,114
    Bank - revolving line of credit                               17,318         14,458
    Accounts payable:
       Trade                                                       5,820          7,127
       Affiliates                                                    549          1,696
    Accrued expenses and other current liabilities                 4,660          4,107
    Current maturities of long-term debt                             394            396
                                                                --------       --------

          Total current liabilities                               36,591         34,898
                                                                --------       --------

Long-term debt, net of current maturities                          7,998          8,563

Other long-term liabilities - affiliate                              269            315

Deferred taxes                                                       714            714

Minority interests                                                 9,662          9,464

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - 1,000,000
       shares authorized, none issued and outstanding                 --             --
    Common stock par value $.01 per share - 19,000,000
       shares authorized, 7,102,200 shares issued                     71             71
    Additional paid-in capital                                    40,133         40,133
    Accumulated other comprehensive income / (loss)               (1,040)        (1,084)
    Treasury stock at cost, 3,243,396 and 3,234,820 shares        (1,023)          (996)
    Accumulated Deficit                                          (15,596)       (16,665)
                                                                --------       --------

          Total stockholders' equity                              22,545         21,459
                                                                --------       --------

Total Liabilities and Stockholders' Equity                      $ 77,779       $ 75,413
                                                                ========       ========

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (UNAUDITED)

                                                                           13 Weeks Ended
                                                                    -----------------------------
                                                                     March 29,         March 30,
                                                                        2003              2002
                                                                    -----------       -----------
Sales                                                               $    16,188       $    15,376

Cost of sales                                                            11,207            10,894
                                                                    -----------       -----------

Gross profit                                                              4,981             4,482

Selling, general and administrative expenses                              3,085             2,818
                                                                    -----------       -----------

Operating income                                                          1,896             1,664

Other expense, net                                                           60               452
                                                                    -----------       -----------

Income from continuing operations before income taxes                     1,836             1,212

Income taxes                                                                548               271
                                                                    -----------       -----------

Income from continuing operations before minority interests               1,288               941

Minority interests                                                          198               231
                                                                    -----------       -----------

Income from continuing operations                                         1,090               710
                                                                    -----------       -----------

Income / (loss) from discontinued operations                                (34)              179

Income taxes / (benefit)                                                    (12)               33
                                                                    -----------       -----------

Income / (loss) from discontinued operations                                (22)              146
                                                                    -----------       -----------
Net income                                                          $     1,068       $       856
                                                                    ===========       ===========
Income per common share from continuing operations:
     Basic                                                          $      0.28       $      0.17
                                                                    -----------       -----------
     Diluted                                                        $      0.28       $      0.17
                                                                    -----------       -----------
Income / (loss) per common share from discontinued operations:
     Basic                                                          $     (0.00)      $      0.04
                                                                    -----------       -----------
     Diluted                                                        $     (0.00)      $      0.04
                                                                    -----------       -----------
Income per common share from net income:
     Basic                                                          $      0.28       $      0.21
                                                                    -----------       -----------
     Diluted                                                        $      0.28       $      0.21
                                                                    -----------       -----------
Weighted average number of common shares:
     Basic                                                            3,860,748         4,035,482
                                                                    -----------       -----------
     Diluted                                                          3,861,335         4,037,690
                                                                    -----------       -----------

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                         13 Weeks ended
                                                  ------------------------------
                                                  March 29, 2003  March 30, 2002
                                                  --------------  --------------
Net Income                                            $1,068         $  856
Derivative fair market value adjustment                   44             94
                                                      ------         ------
Comprehensive income                                  $1,112         $  950
                                                      ======         ======

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                                          13 Weeks ended
                                                                      ------------------------
                                                                      March 29,      March 30,
                                                                         2003          2002
                                                                      ---------      ---------
Cash flows from operating activities:

     Net income                                                        $ 1,068       $   856
     Adjustments to reconcile net income to cash
         provided by (used in) operating activities:
         Minority interests                                                198           218
         Depreciation and amortization                                     576           446
         Deferred income taxes                                              --           (32)
         Equity in income of joint ventures and affiliates                (103)          (22)
         Gain on disposal of fixed assets                                   --            (5)
         Other non-cash items charged to income                             --            34
     Changes in:
         Accounts receivable                                            (1,336)         (414)
         Inventories                                                       832         1,992
         Prepaid expenses and other assets                              (1,707)         (572)
         Due to (from) affiliates                                       (1,464)          (91)
         Accounts payable and accrued expenses                            (711)       (1,952)
                                                                       -------       -------

              Net cash provided by (used in) operating activities       (2,647)          458
                                                                       -------       -------

Cash flows from investing activities:

     Investment in affiliate                                              (281)         (101)
     Proceeds from the sale of fixed assets                                 --             5
     Fixed asset purchases                                                (211)         (278)
                                                                       -------       -------

              Net cash used in investing activities                       (492)         (374)
                                                                       -------       -------

Cash flows from financing activities:

     Purchase of treasury stock                                            (26)         (157)
     Increase in note payable - banks                                      737         1,374
     Repayment of other long-term debt                                     (52)          (48)
     Net proceeds from (repayment of) revolving credit facility          2,860          (258)
                                                                       -------       -------

              Net cash provided by financing activities                  3,519           911
                                                                       -------       -------

Net increase in cash and cash equivalents                                  380           995

Cash and cash equivalents, beginning of period                           3,158         1,847
                                                                       -------       -------

Cash and cash equivalents, end of period                               $ 3,538       $ 2,842
                                                                       =======       =======

Cash paid during the 13 weeks for:

     Interest                                                          $   384       $   383

     Income taxes                                                      $   106       $    15

      See accompanying notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of             The accompanying unaudited condensed consolidated
   Presentation         financial statements for General Bearing Corporation and
                        subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.
                        Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.
                        Operating results for the thirteen weeks ended March 29, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003.
                        For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

2. Discontinued         In December 2002, the Company's Board of Directors and
   Operations           management resolved to discontinue the operations of the
                        machine tool segment by disposing of the net assets by sale during 2003. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", prior year statements of operations of the Company have been reclassified to segregate discontinued operations from continuing operations.

3. Inventories          Inventories consist of the following: (In Thousands)

                                              March 29, 2003   December 28, 2002
           ---------------------------------------------------------------------
           Finished bearings                     $  9,830         $  9,686
           Bearing raw materials, purchased
           parts and work in process               17,306           18,532

           ---------------------------------------------------------------------
                                                 $ 27,136         $ 28,218
           =====================================================================

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                                                           Quarter Ended
                                                 -------------------------------
                                                 March 29, 2003   March 30, 2002
                                                 -------------------------------
           Diluted earnings per share
           computation:

           Basic weighted average common
           shares outstanding                        3,860,748       4,035,482

           Incremental shares from assumed
           exercise of dilutive options                    587           2,208
                                                 -------------------------------
                                                     3,861,335       4,037,690
                                                 ===============================

                        For the quarters ended March 29, 2003 and March 30, 2002, 355,800 options outstanding and 287,800 options outstanding, respectively, were anti-dilutive.

5. Derivative           The Company follows Statement of Financial Accounting
   Financial            Standards No. 133 ("SFAS 133") "Accounting for
   Instruments          Derivative Instruments and Hedging Activities", as
                        amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value.

                        In addition, to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total long-term debt that is subject to variable interest rates. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. Expenses recognized in earnings during the period relating to the interest rate swap totaled $104,000 for the three months ended March 29, 2003 and are included in the Statement of Operations in Other income / expenses, net. Any amounts reported in Comprehensive Income will be reclassified to earnings over the term of the agreement, through 2007.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. Litigation           Except as explained in Part II of this report, there has
                        been no material change in litigation since the events reported in the Company's 10-K for the fiscal year ended
                        December 28, 2002.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Overview

General Bearing Corporation and subsidiaries (collectively, the "Company") operates in two business segments: Bearings ("Continuing Operations") and Machine Tools ("Discontinued Operations"). In December 2002, the Company's Board of Directors and management resolved to discontinue the operations of the machine tool segment by disposing of the net assets by sale during 2003. During 2002, the Company reduced the carrying amounts of machine tools assets and liabilities to zero and recorded an impairment writedown associated with discontinued operations of approximately $2,242,000. Pursuant to Statement of Financial Accounting Standards No. 144, the financial statements of the Company have been reclassified to segregate discontinued operations from continuing operations.

Continuing Operations

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

Results of Operations

      Sales. Sales for the first fiscal quarter ended March 29, 2003 ("2003") of $16,188,000 represents a 5.3% increase compared to the first fiscal quarter ended March 30, 2002 ("2002"). Increased sales of drive line components to the automotive industry, tapered roller bearings for heavy duty truck trailers and tapered journal bearings to the railroad industry were partially offset by lower sales volume in the heavy duty aftermarket as well as lower sales volume to distributors. The reductions in sales to the heavy duty aftermarket and distributors are believed to be related to the general downturn in the U.S. economy.

      Gross Profit. Gross profit for 2003 of $4,981,000 represents an 11.1% increase compared to 2002. As a percentage of sales, gross profit ("GP%") was 30.8% for 2003 compared to 29.1% for 2002. This increase was mainly due to product mix and increased sales volume.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") as a percentage of sales were 19.1% in 2003 compared to 18.3% in 2002. S,G&A increased by $267,000 mainly due to increases in salaries, professional fees, depreciation and promotion expenses, partially offset by reduced travel expenses.

      Operating Income. Operating income for 2003 of $1,896,000 represents a 13.9% increase compared to 2002 due to higher sales volume and GP%, partially offset by higher S,G&A.

      Other expense, net. Other expense, net was $60,000 in 2003 compared to $452,000 in 2002 and is comprised of miscellaneous non-operating income and expenses, interest expense, and equity in income of affiliates ("equity income") as follows: (In thousands)

                                                           2003            2002
                                                          -----           -----

Interest expense, net                                     $ 170           $ 437
Equity (income) in affiliates                              (104)            (22)
Other non-operating expenses, net                            (6)             37
                                                          -----           -----
                                                          $  60           $ 452

Pursuant to requirements imposed in 1993 by the United States Office of Foreign Assets Control ("OFAC"), at the end of 2002 the Company carried a net payable ("IKL payable") to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the IKL payable which the Company disputed resulting in a $238,000 reduction in interest expense as of March 29, 2003.

      Income Tax. The Company recorded income tax expense of $548,000 in 2003 compared to $271,000 in 2002. The Company's effective income tax rate was 29.8% in 2003 compared to 22.3% in 2002. The 2002 effective rate is reflective of increased foreign income that is not taxable.

      Discontinued Operations. In the Machine Tools segment, the Company produces and distributes a variety of machine tools used for boring, turning, milling and grinding metal work pieces. The Company's product lines include horizontal boring mills, bridge and gantry mills, vertical turning lathes, heavy duty lathes, roll grinders, belt grinders and vertical grinders. Machine tool sales of $1,357,000 were 49.2% lower than 2002 primarily due to lower export sales from Romania due to irregularity in demand for the Company's products. GP% for machine tools was (4.2%) in 2003 compared to 37.6% in 2002. The decrease is mainly due to the low sales volume. S,G&A for machine tools increased by $195,000 in 2003 compared to 2002 due to higher insurance expense, legal fees and bad debt expense. Operating loss for machine tools was $1,026,000 in 2003 compared to operating income of $231,000 in 2002 mainly due to lower sales volume and higher S,G&A. Other income, net was $2,000 in 2003 compared to other expense, net of $65,000 in 2002. The decrease in other expense, net is primarily due to foreign currency exchange gains in 2003. The net loss for machine tools was $22,000 in 2003 compared to net income of $146,000 in 2002 mainly due to lower sales and higher S,G&A.

      Net Income. Net income for 2003 increased 24.8% from 2002 to $1,068,000 or $.28 per basic and diluted share, from $856,000 or $.21 per basic and diluted share in 2002. The increase is primarily due to the higher sales volume, higher GP%, and reduced other expenses, net, partially offset by increased S,G&A.

Financial Condition, Liquidity and Capital Resources

      During the periods presented, the Company's primary sources of capital have been short - term loans and a Revolving Credit Facility that expires on June 30, 2003. At March 29, 2003 and December 28, 2002, the Company had working capital of $14,909,000 and $14,201,000, respectively. The Company expects to enter into a new Revolving Credit Facility prior to its expiration.

      Cash used in operating activities in 2003 was $2,647,000. Cash provided by net income before depreciation and amortization, and reduced inventory, was offset by increased accounts receivable, prepaid expenses and other assets, due from affiliates and reduced accounts payable and accrued expenses. The increase in prepaid expenses and other assets relate primarily to advances made to suppliers for raw materials.

      Cash used in investing activities in 2003 was $492,000. The Company invested $281,000 in Shanghai General Bearing Company, Ltd., one of it's existing unconsolidated joint ventures in China. Cash used in investing activities also includes $211,000 for capital expenditures.

      Cash provided by financing activities in 2003 was $3,519,000. During 2003, the Company had a net increase in debt under its revolving credit facility of $2,860,000 for investments in working capital. It also had a net increase of $737,000 in Notes Payable - Banks and paid $52,000 under its capital lease facility.

      At March 29, 2003, the Company had outstanding debt of $17,318,000 under its Revolving Credit Facility, which expires on June 30, 2003, and had further availability of approximately $3.3 million. The Company expects to enter into a new Revolving Credit Facility prior to its expiration. The Company is in compliance with all of its loan covenants.

      During 2003, the Company repurchased 8,576 shares of its common stock for a cost of $26,000 under the Company's Stock Repurchase Program ("the Program"). The Company has purchased 293,396 shares for a cost of $1,023,000 since the inception of the Program on January 11, 2000.

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

The table and notes below describe the Company's contractual obligations related to its liquidity. (In thousands)

                                                              Payments Due by Period
                                                              ----------------------
                                                          Less
                                                          than 1        1-3          4-5        After 5
                                             Total         year        years        years        years
                                            -------      -------      -------      -------      -------
Contractual Obligations:

Bank revolving line of credit               $17,318      $17,318      $    --      $    --      $    --

Notes payable - banks                        12,113        7,850        2,451        1,812

Capital lease obligations                       416          195          221           --           --

Other long-term liabilities - affilate          608           --          608           --           --

Note payable - other                          3,105          200        2,905           --           --
                                            -------      -------      -------      -------      -------

Total obligations - per Balance Sheet        33,560       25,563        6,185        1,812           --

Off Balance Sheet Items:

Operating leases                              6,353        1,335        3,780        1,238           --

Equity investment obligations                 1,000        1,000           --           --           --

                                            -------      -------      -------      -------      -------
Total contractual cash obligations          $40,913      $27,898      $ 9,965      $ 3,050      $    --
                                            =======      =======      =======      =======      =======

Pursuant to requirements imposed in 1993 by OFAC, at the end of 2002 the Company also carried on its books a $619,000 net payable to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February, 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the IKL payable which the Company disputed. As a result, the Company now has a net payable in the amount of $278,000 to General IKL Corp. as of March 29, 2003.

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

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt and interest rate swap. As of March 29, 2003, the Company had $6,975,000 outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the thirteen weeks ended March 29, 2003, the Company's interest rate swap agreement resulted in additional expense of approximately $104,000.

      The following table provides information about the Company's interest rate swap agreement that is sensitive to changes in interest rates. The table presents average notional amounts and weighted average interest rates by fiscal year. Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contract.

                                                                                                                       Fair
                                           2003        2004         2005         2006        2007        Total        Value
In Thousands
Interest Rate Swaps
  Variable to Fixed (US$)                 6,712       5,812        4,912        4,012       3,112        6,975        1,040
    Average Pay Rate                       9.17%       9.17%        9.17%        9.17%       9.17%        9.17%
    Average Receive Rate                   3.35%       3.86%        4.40%        4.82%       5.17%

The following table provides information about the Company's variable rate debt.

                                                                                                                       Fair
                                          2003        2004         2005         2006        2007        Total         Value
In Thousands
Debt:
  Variable Rate (US$)                    15,009      14,718       12,794       13,300      13,800       17,318       17,318
    Average Interest Rate                  3.75%       4.25%        4.75%        5.25%       6.25%        3.75%

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

Foreign Currency Risk

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements from domestic companies with international customers are denominated in U.S. dollars. Only a small fraction of the Company's purchases are denominated in foreign currency. The Company purchases approximately $2,000,000 of product monthly from its Chinese joint ventures, which use proceeds thereof, to satisfy locally incurred liabilities in Renminbi
(RMB). Had there been an adverse 10% fluctuation between the exchange rate of the U.S. dollar and the RMB, it would have resulted in a potential loss of earnings of approximately $600,000 for the thirteen weeks ended March 29, 2003. However, based upon minimal historical volatility between the RMB and the U.S. dollar, the Company believes the likelihood of a significant potential loss in future earnings from changes in the foreign currency exchange rate to be minimal.

Item 4. Controls and Procedures

The Company's chief executive officer and controller have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a - 14(c) and Rule 15d - 14(c) under the Exchange Act) as of March 29, 2003 and concluded that those disclosure controls and procedures are effective.

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

                                     PART II

Item 1. Legal Proceedings.

      There have been no material developments in any of the Company's legal matters subsequent to the events reported in the Company's 10-K filed April 14, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.3 Certification of the Chief Executive Officer and the Controller

(b)   Current Reports on Form 8-K

      The Company did not file any reports on Form 8-K for the quarter ended March 29, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 13, 2003


GENERAL BEARING CORPORATION
---------------------------
(Registrant)


/s/ David L. Gussack
---------------------------
David L. Gussack
President


/s/ Rocky Cambrea
---------------------------
Rocky Cambrea
Controller

                  CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, David L. Gussack, President of General Bearing Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Bearing Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


/s/ David L. Gussack
--------------------------------
David L. Gussack
President

                         CERTIFICATION OF THE CONTROLLER

I, Rocky Cambrea, Controller of General Bearing Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Bearing Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 13, 2003


/s/ Rocky Cambrea
--------------------------------
Rocky Cambrea
Controller