Form 10-Q
period 2003-06-28
GENERAL BEARING CORP
filed 2003-08-12
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

    (Mark One)

        |X|   Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended June 28, 2003
                                       OR
          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes |X| No

At August 1, 2003, the Registrant had issued 7,114,200 shares of common stock, $.01 par value per share, and had outstanding 3,840,204 shares.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 28, 2003

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I

   Item 1.  Financial Statements ....................................... 2 - 8

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition ......................... 9 - 13

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk... 14 - 15

   Item 4.  Controls and Procedures..................................... 15

PART II

   Item 1.  Legal Proceedings .......................................... 16

   Item 6.  Exhibits and Reports on Form 8-K ........................... 16

Signature .............................................................. 17

Certifications ......................................................... 18 - 20

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                    CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                              June 28,     Dec. 28,
                                                                2003         2002
                                                              --------     --------
                              ASSETS                         (Unaudited)
Current:
    Cash and cash equivalents                                 $  2,948     $  3,158
    Accounts receivable - net of allowance for doubtful
       accounts of $290 and $335                                11,809       10,742
    Inventories                                                 25,718       28,218
    Prepaid expenses and other current assets                    5,157        4,368
    Advances to affiliates                                         100          186
    Deferred tax assets                                          2,427        2,427
    Assets held for sale                                         8,245        7,578
                                                              --------     --------

       Total current assets                                     56,404       56,677

Fixed assets, net                                               21,675       21,308
Investment in and advances to joint ventures
    and affiliates                                               4,060        3,670
Other assets                                                     1,446        1,336
                                                              --------     --------

Total Assets                                                  $ 83,585     $ 82,991
                                                              ========     ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Bank - revolving line of credit                             14,041       14,458
    Notes payable - banks                                        8,756        7,114
    Accounts payable:
       Trade                                                     5,244        7,127
       Affiliates                                                  438        1,696
    Accrued expenses and other current liabilities               6,680        4,107
    Current maturities of long-term debt                           392          396
    Liabilities held for sale                                    8,245        7,578
                                                              --------     --------

          Total current liabilities                             43,796       42,476
                                                              --------     --------

Long-term debt, net of current maturities                        6,799        8,563

Other long-term liabilities - affiliate                            222          315

Deferred taxes                                                     714          714

Minority interests                                               8,974        9,464

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - 1,000,000
       shares authorized, none issued and outstanding               --           --
    Common stock par value $.01 per share - 19,000,000
       shares authorized, 7,114,200 and 7,102,200
       shares issued and outstanding                                71           71
    Additional paid-in capital                                  40,166       40,133
    Accumulated other comprehensive loss                        (1,063)      (1,084)
    Treasury stock at cost, 3,245,296 and 3,234,820 shares      (1,030)        (996)
    Accumulated deficit                                        (15,064)     (16,665)
                                                              --------     --------

          Total stockholders' equity                            23,080       21,459
                                                              --------     --------

Total liabilities and stockholder's equity                    $ 83,585     $ 82,991
                                                              ========     ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (Unaudited)

                                                   Twenty-six weeks ended           Thirteen weeks ended
                                                ---------------------------     ---------------------------
                                                  June 28,        June 29,        June 28,        June 29,
                                                    2003            2002            2003            2002
                                                -----------     -----------     -----------     -----------
Sales                                           $    32,273     $    30,512     $    16,085     $    15,136
Cost of sales                                        22,426          21,571          11,219          10,678
                                                -----------     -----------     -----------     -----------
Gross profit                                          9,847           8,941           4,866           4,458
Selling, general and administrative expenses          6,332           5,859           3,247           3,041
                                                -----------     -----------     -----------     -----------
Operating income                                      3,515           3,082           1,619           1,417
Other expense, net                                      336             815             276             363
                                                -----------     -----------     -----------     -----------
Income from continuing operations before
income taxes                                          3,179           2,267           1,343           1,054
Income taxes                                          1,099             538             551             267
                                                -----------     -----------     -----------     -----------
Income from continuing operations before
minority interests                                    2,080           1,729             792             787
Minority interests                                      456             459             258             228
                                                -----------     -----------     -----------     -----------
Income from continuing operations                     1,624           1,270             534             559
                                                -----------     -----------     -----------     -----------

Loss from discontinued operations                       (37)           (154)             (3)           (333)
Income (taxes) / benefit                                 13             (53)             --             (19)
                                                -----------     -----------     -----------     -----------
Loss from discontinued operations                       (24)           (207)             (3)           (352)
                                                -----------     -----------     -----------     -----------
Net income                                      $     1,600     $     1,063     $       531     $       207
                                                ===========     ===========     ===========     ===========
Income per common share from continuing
operations:
         Basic                                  $      0.42     $      0.32     $      0.14     $      0.14
                                                -----------     -----------     -----------     -----------
         Diluted                                $      0.42     $      0.32     $      0.14     $      0.14
                                                -----------     -----------     -----------     -----------
Loss per common share from
discountinued operations:
         Basic                                  $     (0.01)    $     (0.05)    $     (0.00)    $     (0.09)
                                                -----------     -----------     -----------     -----------
         Diluted                                $     (0.01)    $     (0.05)    $     (0.00)    $     (0.09)
                                                -----------     -----------     -----------     -----------
Income per common share from net income:
         Basic                                  $      0.41     $      0.27     $      0.14     $      0.05
                                                -----------     -----------     -----------     -----------
         Diluted                                $      0.41     $      0.27     $      0.14     $      0.05
                                                -----------     -----------     -----------     -----------

Weighted average number of common shares:
         Basic                                    3,865,547       4,001,759       3,870,346       3,968,036
                                                -----------     -----------     -----------     -----------
         Diluted                                  3,866,579       4,010,854       3,872,665       3,983,859
                                                -----------     -----------     -----------     -----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                          Twenty-six weeks ended    Thirteen weeks ended
                                          ----------------------    ---------------------
                                           June 28,    June 29,     June 28,     June 29,
                                             2003        2002         2003         2002
                                           --------    --------     --------     --------
Net income                                 $  1,600    $  1,063     $    531     $    207
Derivative fair market value adjustment          20         (99)         (24)        (193)
                                           --------    --------     --------     --------
Comprehensive income                       $  1,620    $    964     $    507     $     14
                                           ========    ========     ========     ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                   Twenty-six weeks ended
                                                              --------------------------------
                                                              June 28, 2003      June 29, 2002
                                                              -------------      -------------
Cash flows from operating activities:
        Net income                                                $ 1,600           $ 1,063
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Minority interests                                           (491)               66
        Depreciation and amortization                               1,181               925
        Deferred income taxes                                          --               (26)
        Equity in income of joint ventures and affiliates            (185)              (68)
        Other non-cash items charged to income                         34                34
        (Gain) / loss on sales of fixed assets                         --                (4)
    Changes in:
        Accounts receivable                                        (1,067)              209
        Inventories                                                 2,250             1,534
        Prepaid expenses and other assets                            (340)             (859)
        Due from affiliates                                        (1,705)             (266)
        Accounts payable and accrued expenses                         709              (871)
                                                                  -------           -------

           Net cash provided by operating activities                1,986             1,737
                                                                  -------           -------

Cash flows from investing activities:
    Investment in affiliate                                          (281)             (101)
    Fixed asset purchases                                          (1,856)             (901)
    Net proceeds from sale of fixed assets                             --                10
                                                                  -------           -------

           Net cash used in investing activities                   (2,137)             (992)
                                                                  -------           -------

Cash flows from financing activities:
    Purchase of treasury stock                                        (33)             (628)
    Net proceeds from note payable - banks                            495             1,089
    Repayment of other long-term debt                                (104)              (52)
    Net proceeds from (repayment of) revolving credit facility       (417)              215
                                                                  -------           -------

         Net cash provided by (used in) financing activities          (59)              624
                                                                  -------           -------

Net increase (decrease) in cash and cash equivalents                 (210)            1,369
Cash and cash equivalents, beginning of period                      3,158             1,847
                                                                  -------           -------
Cash and cash equivalents, end of period                          $ 2,948           $ 3,216
                                                                  =======           =======
Cash paid during the period for:
    Interest                                                      $   762           $   806
                                                                  =======           =======
    Income taxes                                                  $   250           $    72
                                                                  =======           =======

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Basis of           The accompanying unaudited condensed consolidated
     Presentation       financial statements for General Bearing Corporation and
                        subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.
                        Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.
                        Operating results for the twenty-six weeks ended June
                        28, 2003 are not necessarily indicative of the results that may be expected for the year ending December 27, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

2.   Discontinued       In December 2002, the Company's Board of Directors and
     Operations         management resolved to discontinue the operations of the
                        machine tool segment by disposing of the net assets by sale during 2003. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", prior year statements of operations of the Company have been reclassified to segregate discontinued operations from continuing operations. A detail of the major classes of the assets and liabilities of the discontinued operations is as follows: (In thousands)

                                                                       June 28,  December 28,
                                                                         2003        2002
                                                                       --------  ------------
                        Assets:

                        Cash                                            $  482      $   52
                        Accounts receivable                                696       1,475
                        Inventory                                        3,729       3,394
                        Prepaid expenses & other current assets            783         360
                        Deferred taxes                                      18          --
                        Fixed assets                                     2,537       2,297
                                                                        ------      ------

                        Total assets                                    $8,245      $7,578
                                                                        ======      ======

                        Liabilities:
                        Accounts payable                                $2,280      $1,866
                        Accrued expenses & other current liabilities     2,940       1,998
                        Notes payable - bank                             2,232       2,369
                        Current maturities of long-term debt                 6          11
                        Minority interest                                  787       1,334
                                                                        ------      ------

                        Total liabilities                               $8,245      $7,578
                                                                        ======      ======

                          GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   Inventories        Inventories consist of the following: (In Thousands)

                                                            June 28, 2003  December 28, 2002
                        --------------------------------------------------------------------
                        Finished bearings                      $ 9,891          $ 9,686

                        Bearing raw materials, purchased
                        parts and work in process               15,827           18,532
                        --------------------------------------------------------------------
                                                               $25,718          $28,218
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

                                                                Twenty-six Weeks Ended
                                                             ------------------------------
                                                             June 28, 2003    June 29, 2002
                        -------------------------------------------------------------------
                        Diluted earnings per share
                        computation:

                        Basic weighted average common
                        shares outstanding                     3,865,547        4,001,759

                        Incremental shares from assumed
                        exercise of dilutive options               1,032            9,095
                        -------------------------------------------------------------------
                                                               3,866,579        4,010,854
                        ===================================================================

                                                                   Thirteen Weeks Ended
                                                             ------------------------------
                                                             June 28, 2003    June 29, 2002
                        -------------------------------------------------------------------
                        Diluted earnings per share
                        computation:

                        Basic weighted average common
                        shares outstanding                     3,870,346        3,968,036

                        Incremental shares from assumed
                        exercise of dilutive options               2,319           15,823
                        -------------------------------------------------------------------
                                                               3,872,665        3,983,859
                        ===================================================================

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        For the twenty-six weeks ended June 28, 2003 and June 29, 2002, 245,800 and 287,800 options and warrants outstanding, respectively, were anti-dilutive. For the thirteen weeks ended June 28, 2003 and June 29, 2002, 245,800 and 197,800 options and warrants outstanding, respectively, were anti-dilutive.

5.   Derivative         The Company follows Statement of Financial Accounting
     Financial          Standards No. 133 ("SFAS 133") "Accounting for
     Instruments        Derivative Instruments and Hedging Activities", as
                        amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value.

                        In order to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total debt that is subject to variable interest rates. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. For the twenty-six weeks ended June 28, 2003 and June 29, 2002, expenses recognized in earnings relating to the interest rate swap totaled $207,000 and $213,000, respectively and are included in the Statement of Operations in Other expenses, net. Any amounts reported in Comprehensive Income will be reclassified to earnings over the term of the agreement, through 2007.

6.   Litigation         Except as explained in Part II of this report, there has
                        been no material change in litigation since the events reported in the Company's 10-Q for the fiscal quarter ended March 29, 2003.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Overview

General Bearing Corporation and subsidiaries (collectively, the "Company") operates in two business segments: Bearings ("Continuing Operations") and Machine Tools ("Discontinued Operations"). In December 2002, the Company's Board of Directors and management resolved to discontinue the operations of the machine tool segment by disposing of the net assets by sale during 2003. During 2002, the Company reduced the net carrying amounts of machine tools assets and liabilities to zero and recorded an impairment write-down associated with discontinued operations of approximately $2,242,000. Pursuant to Statement of Financial Accounting Standards No. 144, the financial statements of the Company have been reclassified to segregate discontinued operations from continuing operations.

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

Results of Operations

      Sales. Sales for the second fiscal quarter ended June 28, 2003 ("Q-2 2003") of $16,085,000 represents a 6.3% increase compared to the second fiscal quarter ended June 29, 2002 ("Q-2 2002"). Increased sales of tapered roller bearings for heavy duty truck trailers, and drive line components to the automotive industry were partially offset by lower sales volume to distributors. The reduction in sales to distributors is believed to be related to the general downturn in the U.S. economy.

      Sales for the twenty-six weeks ended June 28, 2003 ("2003") of $32,273,000 represents a 5.8% increase compared to the twenty-six weeks ended June 29, 2002 ("2002"). Increased sales of drive line components to the automotive industry, tapered roller bearings for heavy duty truck trailers and tapered journal bearings to the railroad industry were partially offset by lower sales volume in the heavy duty aftermarket as well as lower sales volume to distributors. The reductions in sales to the heavy duty aftermarket and distributors are believed to be related to the general downturn in the U.S. economy.

      Gross Profit. Gross profit for Q-2 2003 of $4,866,000 represents a 9.2% increase compared to Q-2 2002. As a percentage of sales, gross profit (GP%) was 30.3% for Q-2 2003 compared to 29.5% for Q-2 2002. This increase was mainly due to product mix and the increased sales volume.

      Gross profit for 2003 of $9,847,000 represents a 10.1% increase compared to 2002. As a percentage of sales, GP% was 30.5% for 2003 compared to 29.3% for 2002. This increase was mainly due to product mix and the increased sales volume.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 20.2% in Q-2 2003 compared to 20.1% in Q-2 2002. S,G&A increased by $206,000 mainly due to increases in salaries, depreciation and higher sales related variable costs, partially offset by reduced promotion, professional fees and telephone expenses.

      S,G&A as a percentage of sales were 19.6% in 2003 compared to 19.2% in 2002. S,G&A increased by $473,000 mainly due to increases in salaries, insurance, professional fees, depreciation and higher sales related variable costs, partially offset by reduced promotion, travel, and telephone expenses.

      Operating Income. Operating income for Q-2 2003 of $1,619,000 represents a 14.3% increase compared to Q-2 2002 due to higher sales volume and higher GP%, partially offset by higher S,G&A.

      Operating income for 2003 of $3,515,000 represents an 14.0% increase compared to 2002 due to higher sales volume and higher GP%, partially offset by higher S,G&A.

      Other Expense, net. Other expense, net was $276,000 in Q-2 2003 compared to $363,000 in Q-2 2002 and is comprised of miscellaneous non-operating income and expenses, interest expense and equity in income of affiliates ("equity income") as follows: (In thousands)

                                                               Second Quarter
                                                             2003          2002
                                                            -------------------

Other non-operating (income) expenses, net                  $ (35)        $  18
Interest expense, net                                         392           391
Equity (income) in affiliates                                 (81)          (46)
                                                            -----         -----
                                                            $ 276         $ 363

      Other expense, net was $336,000 in 2003 compared to $815,000 in 2002 as follows: (in thousands)

                                                                 Six Months
                                                             2003          2002
                                                            -------------------

Other non-operating (income) expenses, net                  $ (41)        $  55
Interest expense, net                                         562           828
Equity (income) in affiliates                                (185)          (68)
                                                            -----         -----
                                                            $ 336         $ 815

Pursuant to requirements imposed in 1993 by the United States Office of Foreign Assets Control ("OFAC"), at the end of 2002 the Company carried a net payable ("IKL payable") to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February 2003, OFAC "unfroze" assets affected by the sanctions and the

Company reduced a significant portion of the IKL payable which the Company disputed resulting in a $238,000 reduction in interest expense.

      Income Tax. The Company's effective income tax rate was 41.0% in Q-2 2003 compared to 25.3% in Q-2 2002. The Q-2 2002 rate is reflective of income taxes not being provided for on certain foreign income that was originally intended to be permanently reinvested. The Company's effective income tax rate was 34.6% in 2003 compared to 23.7% in 2002. The 2003 effective tax rate reflects a normal rate of taxation. The 2002 effective tax rate is reflective of income taxes not being provided for on certain foreign income that was originally intended to be permanently reinvested.

      Discontinued Operations. In the Machine Tools segment, the Company produces and distributes a variety of machine tools used for boring, turning, milling and grinding metal work pieces. The Company's product lines include horizontal boring mills, bridge and gantry mills, vertical turning lathes, heavy duty lathes, roll grinders, belt grinders and vertical grinders. Machine tool sales of $1,514,000 in Q-2 2003 were 30.7% higher than Q-2 2002 primarily due to larger, higher priced machines sold in the United States. GP% for machine tools was 19.2% in Q-2 2003 compared to 39.6% in Q-2 2002. Q-2 2003 gross profit includes a $153,000 charge to increase inventory reserves. S,G&A for machine tools decreased by $175,000 in Q-2 2003 compared to Q-2 2002 due to reductions in miscellaneous taxes, professional fees and bad debt expense. Operating loss in Q-2 2003 for machine tools was $546,000 compared to an operating loss of $553,000 in Q-2 2002 due to higher sales and reduced S,G&A, partially offset by reduced GP%. Other income, net was $240,000 in Q-2 2003 compared to other expense, net of $160,000 in Q-2 2002. The increase in other income, net in Q-2 2003 is primarily due to the recognition of a $370,000 gain on the sale of land. The net loss for machine tools was $188,000 in Q-2 2003 compared to a net loss of $352,000 in Q-2 2002 mainly due to higher sales, reduced S,G&A expenses, and the gain recognized from the sale of land, partially offset by reduced GP%.

      Machine tool sales of $2,871,000 in 2003 were 25.0% lower than 2002 due to softness in the machine tool industry. GP% for machine tools was 8.1% in 2003 compared to 38.2% in 2002 mainly due to lower sales volume, an increase in inventory reserves and product mix. S,G&A for machine tools increased by $21,000 in 2003 compared to 2002 mainly due to an increase in insurance expense. Operating loss for machine tools was $1,572,000 in 2003 compared to an operating loss of $321,000 in 2002 primarily due to lower sales volume and lower GP%. Other income, net was $242,000 in 2003 compared to other expense, net of $225,000 in 2002. The increase in other income, net in 2003 is mainly due to income generated from the sale of land. The net loss for machine tools was $714,000 in 2003 compared to a net loss of $206,000 in 2002 mainly due to reduced sales and lower GP%, partially offset by the gain recognized from the sale of land.

      Net Income. Net income for Q-2 2003 increased by 156.5% to $531,000 or $.14 per basic and diluted share, from $207,000 or $.05 per basic and diluted share in Q-2 2002. The increase is primarily due to the higher sales volume and lower other expenses, partially offset by higher S,G&A and an increase in the effective tax rate. Also, the Company recognized smaller losses in discontinued operations in Q-2 2003 due to the Company reducing the carrying amounts of machine tool assets and liabilities to zero and recording an impairment write-down in December 2002. Net income for 2003 increased 50.5% from 2002 to $1,600,000 or $.41 per basic and diluted share, from $1,063,000 or $.27 per basic and diluted share in 2002 mainly due to the factors affecting the quarterly net income.

Financial Condition, Liquidity and Capital Resources

      During the periods presented, the Company's primary sources of capital have been short term loans and a revolving credit facility that expires on September 30, 2003 ("Revolving Credit Facility"). At June 28, 2003 and December 28, 2002, the Company had working capital of $12,608,000 and $14,201,000, respectively. The Company expects to enter into a new Revolving Credit Facility prior to its expiration.

      Cash provided by operating activities in 2003 was $1,986,000. Cash provided by net income before depreciation and amortization, inventory reductions, and higher accounts payable and accrued expenses was partially offset by increased accounts receivable and due from affiliates.

      Cash used in investing activities in 2003 was $2,137,000. The Company invested $281,000 in Shanghai General Bearing Company, Ltd., one of it's existing unconsolidated joint ventures in China. Cash used in investing activities in 2003 also includes $1,856,000 for capital expenditures compared to $901,000 in 2002. The increase in capital expenditures is primarily related to machinery purchased to support the growth of Jiangsu General Ball and Roller Company, Ltd., a 51% owned subsidiary.

      Cash used in financing activities in 2003 was $59,000. During 2003, net decreases in debt under its Revolving Credit Facility of $417,000, stock repurchases of $33,000 under the Company's Stock Repurchase Program ("the Program"), and $104,000 in payments under its capital lease facility were partially offset by a $495,000 increase in Notes Payable - Banks. The majority of the increase in Notes Payable - Banks was used to finance capital equipment purchases.

      At June 28, 2003, the Company had outstanding debt of $14,041,000 under its Revolving Credit Facility and had further availability of approximately $6.6 million. The Company expects to enter into a new Revolving Credit Facility prior to its expiration. The Company is in compliance with all of its loan covenants.

      During 2003, the Company repurchased 10,476 shares of its common stock for a cost of $33,000 under its Program. The Company has purchased 295,296 shares for a cost of $1,030,000 since the inception of the Program on January 11, 2000.

      The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the existing and any future revolving credit facilities will be sufficient to finance the Company's investment commitments, anticipated working capital and capital expenditure requirements for at least the next 24 months. The Company's operating cash flow could be adversely affected if there was a decrease in demand for the Company's products, if the Company was unable to continue to reduce its inventory, or if General was unable to renew or replace the revolving credit facility when the current facility expires on September 30, 2003.

The table and notes below describe the Company's contractual obligations related to its liquidity.
(In Thousands)

                                                                   Payments Due by Period
                                               -----------------------------------------------------------
                                                              Less
                                                             than 1       1 - 3        4 - 5       After 5
                                                Total         year        years        years        years
                                               -------      -------      -------      -------      -------
Contractual Obligations:

Bank revolving line of credit                  $14,041      $14,041      $    --      $    --      $    --

Notes payable - banks                           11,872        8,756        3,116           --           --

Capital lease obligations                          363          193          170           --           --

Other long - term liabilities - affiliate          608           --          608           --           --

Note payable - other                             3,105          200        2,905           --           --
                                               -------      -------      -------      -------      -------

Total obligations - per Balance Sheet           29,989       23,190        6,799           --           --

Off Balance Sheet items:

Operating leases                                 6,345        1,348        3,740        1,257           --

Equity investment obligations                    1,000        1,000           --           --           --
                                               -------      -------      -------      -------      -------

Total contractual cash obligations             $37,334      $25,538      $10,539      $ 1,257      $     0
                                               =======      =======      =======      =======      =======

Pursuant to requirements imposed in 1993 by OFAC, at the end of 2002 the Company also carried on its books a $619,000 net payable to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February, 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the IKL payable which the Company disputed. As a result, the Company now carries on its books a net payable in the amount of $180,000 to General IKL Corp. as of June 28, 2003.

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

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt and interest rate swap. As of June 28, 2003, the Company had $6,750,000 outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the twenty-six weeks ended June 28, 2003, the Company's interest rate swap agreement resulted in additional expense of approximately $207,000.

      The following table provides information about the Company's interest rate swap agreement that is sensitive to changes in interest rates. The table presents average notional amounts and weighted average interest rates by fiscal year. Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contract.

                                                                                                                       Fair
                                            2003        2004         2005         2006        2007        Total        Value
In Thousands
Interest Rate Swaps
  Variable to Fixed (US$)                  6,712       5,812        4,912        4,012       3,112        6,750        1,064
    Average Pay Rate                        9.17%       9.17%        9.17%        9.17%       9.17%        9.17%
    Average Receive Rate                    3.35%       3.86%        4.40%        4.82%       5.17%

The following table provides information about the Company's variable rate debt.

                                                                                                                      Fair
                                            2003        2004         2005        2006        2007        Total        Value
In Thousands
Debt:
  Variable Rate (US$)                     15,009      14,718       12,794       13,300      13,800       14,041       14,041
    Average Interest Rate                   3.75%       4.25%        4.75%        5.25%       6.25%        3.75%

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

Foreign Currency Risk

      The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements from domestic companies with international customers are denominated in U.S. dollars. Only a small fraction of the Company's purchases are denominated in foreign currency. The Company purchases approximately $2,000,000 of product monthly from its Chinese joint ventures, which use proceeds thereof, to satisfy locally incurred liabilities in Renminbi
(RMB). Had there been an adverse 10% fluctuation between the exchange rate of the U.S. dollar and the RMB, it would have resulted in a potential loss of earnings of approximately $1,200,000 for the twenty-six weeks ended June 28, 2003. However, based upon minimal historical volatility between the RMB and the U.S. dollar, the Company believes the likelihood of a significant potential loss in future earnings from changes in the foreign currency exchange rate to be minimal.

Item 4. Controls and Procedures

The Company's chief executive officer and controller have evaluated the Company's disclosure controls and procedures (as defined in Rule 13a - 14(c) and Rule 15d - 14(c) under the Exchange Act) as of June 28, 2003 and concluded that those disclosure controls and procedures are effective.

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

In its 10-K filed on April 14, 2003, the Company disclosed that the ITC dismissed the entire Proceeding, finding that the United States ball bearing industry has not been materially injured or threatened with material injury by imports of ball bearings from China.

On June 13, 2003, the ABMA filed appeals with the Court of International Trade ("CIT") seeking reversals of the final determinations of DOC and ITC and remand of the Proceedings back to DOC and ITC.

The Company is not a party to the above appeals, but has been advised by its international trade counsel that ITC determinations of no injury are rarely reversed as a result of appeals.

In the event the CIT were to reverse the ITC's ruling and remand the matter back to the ITC, and if the ITC were to find, on remand, that ball bearings from China harmed or threatened harm to the U.S. ball bearing industry, it could result in the imposition of antidumping duties on ball bearings from China and have a materially adverse impact on the company.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            99.4 Certification of the Chief Executive Officer and the Controller

      (b)   Current reports on Form 8-K

            The Company did not file any reports on Form 8-K for the quarter ended June 28, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 12, 2003.

                                          GENERAL BEARING CORPORATION
                                          (Registrant)


                                          /s/ David L. Gussack
                                          ----------------------------------
                                          David L. Gussack
                                          President


                                          /s/ Rocky Cambrea
                                          ----------------------------------
                                          Rocky Cambrea
                                          Controller

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

Date: August 12, 2003


/s/ David L. Gussack
-------------------------
David L. Gussack
President

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

Date: August 12, 2003


/s/ Rocky Cambrea
------------------------
Rocky Cambrea
Controller