Form 10-Q
period 2003-09-27
GENERAL BEARING CORP
filed 2003-11-12
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the quarter ended September 27, 2003
                                       OR
          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
        For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes |X| No

At November 1, 2003, the Registrant had issued 7,114,200 shares of common stock, $.01 par value per share, and had outstanding 3,753,972 shares.

          CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION
               FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words: "anticipates," "estimates," "believes," "expects," "intends," "plans," "predicts," and similar expressions. In this Quarterly Report, such statements may relate, among other things, to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward-looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in, orders from a major customer; the loss of, or failure to attain additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                          GENERAL BEARING CORPORATION

                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 27, 2003

                               TABLE OF CONTENTS

                                                                                      Page No.
                                                                                      --------
PART I

      Item 1.     Financial Statements ................................................. 2 - 8

      Item 2.     Management's Discussion and Analysis of Results of Operations
                  and Financial Condition .............................................. 9 - 13

      Item 3.     Quantitative and Qualitative Disclosure about Market Risk............. 14 - 15

      Item 4.     Controls and Procedures............................................... 15

PART II

      Item 1.     Legal Proceedings .................................................... 16

      Item 6.     Exhibits and Reports on Form 8-K ..................................... 16

Signature              ................................................................. 17

Certifications         ................................................................. 18 - 22

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                   CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                             Sept. 27,     Dec. 28,
                                                               2003          2002
                                                            -----------   ----------
                              ASSETS                        (Unaudited)
Current:
    Cash and cash equivalents                                 $  2,183     $  3,158
    Accounts receivable - net of allowance for doubtful
       accounts of $299 and $335                                11,379       10,742
    Inventories                                                 25,741       28,218
    Prepaid expenses and other current assets                    4,718        4,368
    Advances to affiliates                                         113          186
    Deferred tax assets                                          2,427        2,427
    Assets held for sale                                         9,072        7,578
                                                              --------     --------

       Total current assets                                     55,633       56,677

Fixed assets, net                                               21,265       21,308
Investment in and advances to joint ventures
    and affiliates                                               4,196        3,670
Other assets                                                     1,081        1,336
                                                              --------     --------

Total Assets                                                  $ 82,175     $ 82,991
                                                              ========     ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Bank - revolving line of credit                           $     --     $ 14,458
    Notes payable - banks                                        8,254        7,114
    Accounts payable:
       Trade                                                     4,258        7,127
       Affiliates                                                  937        1,696
    Accrued expenses and other current liabilities               6,932        4,107
    Current maturities of long-term debt                           391          396
    Liabilities of discontinued operations                       9,072        7,578
                                                              --------     --------

       Total current liabilities                                29,844       42,476
                                                              --------     --------

Long-term debt, net of current maturities                       19,435        8,563

Other long-term liabilities - affiliate                            173          315

Deferred taxes                                                     714          714

Minority interests                                               8,988        9,464

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - 1,000,000
       shares authorized, none issued and outstanding               --           --
    Common stock par value $.01 per share - 19,000,000
       shares authorized, 7,114,200 and 7,102,200
       shares issued                                                71           71
    Additional paid-in capital                                  40,166       40,133
    Accumulated other comprehensive loss                          (916)      (1,084)
    Treasury stock at cost, 3,360,228 and 3,234,820 shares      (1,472)        (996)
    Accumulated deficit                                        (14,828)     (16,665)
                                                              --------     --------

       Total stockholders' equity                               23,021       21,459
                                                              --------     --------

Total liabilities and stockholder's equity                    $ 82,175     $ 82,991
                                                              ========     ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (Unaudited)

                                                                 Thirty-nine weeks ended         Thirteen weeks ended
                                                               ---------------------------     ---------------------------
                                                                Sept. 27,       Sept. 28,       Sept. 27,       Sept. 28,
                                                                   2003            2002           2003             2002
                                                               -----------     -----------     -----------     -----------
Sales                                                          $    46,855     $    45,727     $    14,582     $    15,215

Cost of sales                                                       33,225          32,227          10,798          10,655
                                                               -----------     -----------     -----------     -----------

Gross profit                                                        13,630          13,500           3,784           4,560

Selling, general and administrative expenses                         9,463           8,929           3,132           3,071
                                                               -----------     -----------     -----------     -----------

Operating income                                                     4,167           4,571             652           1,489

Other expenses, net                                                    600           1,232             264             417
                                                               -----------     -----------     -----------     -----------

Income from continuing operations before income taxes                3,567           3,339             388           1,072

Income taxes                                                         1,242             742             143             204
                                                               -----------     -----------     -----------     -----------

Income from continuing operations before minority interests          2,325           2,597             245             868

Minority interests                                                     470             755              14             296
                                                               -----------     -----------     -----------     -----------

Income from continuing operations                                    1,855           1,842             231             572
                                                               -----------     -----------     -----------     -----------

Income / (loss) from discontinued operations                           (29)           (235)              8             (81)

Income (taxes) / benefit                                                10               2              (3)             55
                                                               -----------     -----------     -----------     -----------

Income (loss) from discontinued operations                             (19)           (233)              5             (26)
                                                               -----------     -----------     -----------     -----------

Net income                                                     $     1,836     $     1,609     $       236     $       546
                                                               ===========     ===========     ===========     ===========

Income per common share from continuing operations:
         Basic                                                 $      0.48     $      0.46     $      0.06     $      0.15
                                                               -----------     -----------     -----------     -----------
         Diluted                                               $      0.48     $      0.46     $      0.06     $      0.15
                                                               -----------     -----------     -----------     -----------

Loss per common share from discontinued operations:
         Basic                                                 $        --     $     (0.05)    $        --     $     (0.01)
                                                               -----------     -----------     -----------     -----------
         Diluted                                               $        --     $     (0.05)    $        --     $     (0.01)
                                                               -----------     -----------     -----------     -----------

Income per common share from net income:
         Basic                                                 $      0.48     $      0.41     $      0.06     $      0.14
                                                               -----------     -----------     -----------     -----------
         Diluted                                               $      0.48     $      0.41     $      0.06     $      0.14
                                                               -----------     -----------     -----------     -----------

Weighted average number of common shares:
         Basic                                                   3,847,021       3,962,466       3,809,969       3,883,880
                                                               -----------     -----------     -----------     -----------
         Diluted                                                 3,853,967       3,972,506       3,824,512       3,895,790
                                                               -----------     -----------     -----------     -----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                Thirty-nine weeks ended          Thirteen weeks ended
                                               -------------------------      -------------------------
                                                Sept. 27,      Sept. 28,       Sept. 27,      Sept. 28,
                                                  2003           2002            2003           2002
                                               ----------     ----------      ----------     ----------
Net income                                     $    1,836     $    1,609      $      236     $      546

Derivative fair market value adjustment               168           (388)            148           (289)
                                               ----------     ----------      ----------     ----------

Comprehensive income                           $    2,004     $    1,221      $      384     $      257
                                               ==========     ==========      ==========     ==========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                              Thirty-nine weeks ended
                                                                         ----------------------------------
                                                                         Sept. 27, 2003      Sept. 28, 2002
                                                                         --------------      --------------
Cash flows from operating activities:
        Net income                                                        $      1,836        $      1,609
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Minority interests                                                        (477)                 92
        Depreciation and amortization                                            1,803               1,444
        Deferred income taxes                                                       --                 (59)
        Equity in income of joint ventures and affiliates                         (321)               (133)
        Other non-cash items charged to income                                      34                  38
        (Gain) / loss on sales of fixed assets                                      --                  (4)
    Changes in:
        Accounts receivable                                                       (637)                114
        Inventories                                                              2,228                (354)
        Prepaid expenses and other assets                                          458              (1,732)
        Due from affiliates                                                     (1,268)               (395)
        Accounts payable and accrued expenses                                      124                 415
                                                                          ------------        ------------

           Net cash provided by operating activities                             3,780               1,035
                                                                          ------------        ------------

Cash flows from investing activities:
    Investment in affiliate                                                       (281)               (401)
    Fixed asset purchases                                                       (2,063)             (2,748)
    Net proceeds from sale of fixed assets                                          --                  12
                                                                          ------------        ------------

           Net cash used in investing activities                                (2,344)             (3,137)
                                                                          ------------        ------------

Cash flows from financing activities:
    Purchase of treasury stock                                                    (476)               (688)
    Net proceeds from note payable - banks                                         597               3,606
    Repayment of other long-term debt                                             (158)               (104)
    Net proceeds from (repayment of) revolving credit facility                  (2,374)                526
                                                                          ------------        ------------

         Net cash provided by (used in) financing activities                    (2,411)              3,340
                                                                          ------------        ------------

Net increase (decrease) in cash and cash equivalents                              (975)              1,238
Cash and cash equivalents, beginning of period                                   3,158               1,847
                                                                          ------------        ------------
Cash and cash equivalents, end of period                                  $      2,183        $      3,085
                                                                          ============        ============
Cash paid during the period for:
    Interest                                                              $      1,141        $      1,304
                                                                          ============        ============
    Income taxes                                                          $        441        $        218
                                                                          ============        ============

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of          The accompanying unaudited condensed consolidated
      Presentation      financial statements for General Bearing Corporation and
                        subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.
                        Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.
                        Operating results for the thirty-nine weeks ended
                        September 27, 2003 are not necessarily indicative of the results that may be expected for the year ending January
                        3, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 2002.

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

                                                           Sept. 27,    Dec. 28,
                                                             2003         2002
                                                           ---------    --------
Assets:

Cash                                                        $  267       $   52
Accounts receivable                                          1,328        1,475
Inventory                                                    4,118        3,394
Prepaid expenses & other current assets                        733          360
Fixed assets                                                 2,626        2,297
                                                            ------       ------

Total assets                                                $9,072       $7,578
                                                            ======       ======

Liabilities:
Accounts payable                                            $2,304       $1,866
Accrued expenses & other current liabilities                 3,808        1,998
Notes payable - bank                                         2,102        2,369
Current maturities of long-term debt                             4           11
Minority interest                                              854        1,334
                                                            ------       ------

Total liabilities                                           $9,072       $7,578
                                                            ======       ======

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Inventories       Inventories consist of the following: (In Thousands)

                                                   September 27, 2003   December 28, 2002
-----------------------------------------------------------------------------------------
Finished bearings                                           $10,895            $ 9,686

Bearing raw materials, purchased parts and work
in process                                                   14,846             18,532
                                                            -------            -------

                                                            $25,741            $28,218
-----------------------------------------------------------------------------------------

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

                                                     Thirty-nine weeks ended
                                                 -------------------------------
                                                 Sept. 27, 2003   Sept. 28, 2002
--------------------------------------------------------------------------------
Diluted earnings per share computation:

Basic weighted average common shares outstanding      3,847,021        3,962,466

Incremental shares from assumed exercise of
dilutive options                                          6,946           10,040
--------------------------------------------------------------------------------
                                                      3,853,967        3,972,506
--------------------------------------------------------------------------------

                                                       Thirteen weeks ended
                                                 -------------------------------
                                                 Sept. 27, 2003   Sept. 28, 2002
--------------------------------------------------------------------------------
Diluted earnings per share computation:

Basic weighted average common shares outstanding      3,809,969        3,883,880

Incremental shares from assumed exercise of
dilutive options                                         14,543           11,910
--------------------------------------------------------------------------------
                                                      3,824,512        3,895,790
--------------------------------------------------------------------------------

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        For the thirty-nine weeks ended September 27, 2003 and September 28, 2002, 245,800 and 287,800 options and warrants outstanding, respectively, were anti-dilutive. For the thirteen weeks ended September 27, 2003 and September 28, 2002, 245,800 and 287,800 options and warrants outstanding, respectively, were anti-dilutive.

5.    Derivative        The Company follows Statement of Financial Accounting
      Financial         Standards No. 133 ("SFAS 133") "Accounting for
      Instruments       Derivative Instruments and Hedging Activities", as
                        amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value.

                        In order to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total debt that is subject to variable interest rates. This agreement is considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. For the thirty-nine weeks ended September 27, 2003 and September 28, 2002, expenses recognized in earnings relating to the interest rate swap totaled $311,000 and $318,000, respectively and are included in the Statement of Operations in "Other expenses, net". Any amounts reported in "Comprehensive Income" will be reclassified to earnings over the term of the agreement, through 2007.

6.    Litigation        Except as explained in Part II of this report, there has
                        been no material change in litigation since the events reported in the Company's 10-Q for the fiscal quarter ended June 28, 2003.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

Business Overview

General Bearing Corporation and subsidiaries (collectively, the "Company") operates in two business segments: Bearings ("Continuing Operations") and Machine Tools ("Discontinued Operations"). In December 2002, the Company's Board of Directors and management resolved to discontinue the operations of the machine tool segment by disposing of the net assets by sale during 2003. During 2002, the Company reduced the net carrying amounts of the assets and liabilities of the machine tools segment to zero and recorded an impairment write-down associated with discontinued operations of approximately $2,242,000. Pursuant to Statement of Financial Accounting Standards No. 144, the financial statements of the Company have been reclassified to segregate discontinued operations from continuing operations.

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

Results of Operations

      Sales. Sales for the third fiscal quarter ended September 27, 2003 ("Q-3 2003") of $14,582,000 represents a 4.2% decrease compared to the third fiscal quarter ended September 28, 2002 ("Q-3 2002"). Decreased sales of radial ball bearings, drive line components to the automotive industry and sales to distributors due to the general downturn in U.S. manufacturing were partially offset by increased sales in precision balls produced by Jiangsu General Bearing Company, Ltd. which the Company began to sell in 2002.

      Sales for the thirty-nine weeks ended September 27, 2003 ("2003") of $46,855,000 represents a 2.5% increase compared to the thirty-nine weeks ended September 28, 2002 ("2002"). Increased sales of steering and drive line components to the automotive industry, tapered roller bearings for heavy duty truck trailers and tapered journal bearings to the railroad industry were partially offset by lower sales volume in the heavy duty aftermarket as well as lower sales volume to distributors. The reductions in sales to the heavy duty aftermarket and distributors are believed to be related to the general downturn in U.S. manufacturing.

      Gross Profit. Gross profit for Q-3 2003 of $3,784,000 represents a 17.0% decrease compared to Q-3 2002. As a percentage of sales, gross profit (GP%) was 25.9% for Q-3 2003 compared to 30.0% for Q-3 2002. This decrease was mainly due to reduction in sales volume as well as product mix.

      Gross profit for 2003 of $13,630,000 represents a 1.0% increase compared to 2002. As a percentage of sales, GP% was 29.1% for 2003 compared to 29.5% for 2002. This decrease was mainly due to product mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 21.5% in Q-3 2003 compared to 20.2% in Q-3 2002. S,G&A increased by $61,000 mainly due to increases in salaries and professional fees, partially offset by reduced freight, travel and entertainment and promotion expenses.

      S,G&A as a percentage of sales were 20.2% in 2003 compared to 19.5% in 2002. S,G&A increased by $534,000 mainly due to increases in salaries, insurance, professional fees and depreciation, partially offset by reduced promotion, travel, freight and telephone expenses.

      Operating Income. Operating income for Q-3 2003 of $652,000 represents a 56.2% decrease compared to Q-3 2002 due to the lower sales volume, lower GP% and higher S,G&A.

      Operating income for 2003 of $4,167,000 represents an 8.8% decrease compared to 2002 due to the lower GP% and higher S,G&A, partially offset by increased sales.

      Other Expense, net. Other expense, net was $264,000 in Q-3 2003 compared to $417,000 in Q-3 2002 and is comprised of miscellaneous non-operating income and expenses, interest expense and equity in income of affiliates ("equity income") as follows: (In thousands)

                                                             Third  Quarter
                                                          2003            2002
                                                        -----------------------

Other non-operating (income) expenses, net              $     8         $    23
Interest expense, net                                       392             459
Equity (income) in affiliates                              (136)            (65)
                                                        -------         -------
                                                        $   264         $   417

      Other expense, net was $600,000 in 2003 compared to $1,232,000 in 2002 as follows: (in thousands)

                                                               Nine Months
                                                          2003            2002
                                                        -----------------------

Other non-operating (income) expenses, net              $   (33)        $    78
Interest expense, net                                       954           1,287
Equity (income) in affiliates                              (321)           (133)
                                                        -------         -------
                                                        $   600         $ 1,232

Pursuant to requirements imposed in 1993 by the United States Office of Foreign Assets Control ("OFAC"), at the end of 2002 the Company carried a net payable ("IKL payable") to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the IKL payable which the Company disputed, resulting in a $238,000 reduction in interest expense.

      Income Tax. The Company's effective income tax rate was 36.9% in Q-3 2003 compared to 19.0% in Q-3 2002. The Q-3 2002 rate is reflective of income taxes not being provided for on certain foreign income that was originally intended to be permanently reinvested. The Company's effective income tax rate was 34.8% in 2003 compared to 22.2% in 2002. The 2003 effective tax rate reflects a normal rate of taxation. The 2002 effective tax rate is reflective of income taxes not being provided for on certain foreign income that was originally intended to be permanently reinvested.

      Discontinued Operations. In the Machine Tools segment, the Company produces and distributes a variety of machine tools used for boring, turning, milling and grinding metal work pieces. The Company's product lines include horizontal boring mills, bridge and gantry mills, vertical turning lathes, heavy duty lathes, roll grinders, belt grinders and vertical grinders. Machine tool sales of $2,171,000 in Q-3 2003 were 31.0% lower than Q-3 2002 primarily due to lower sales in the United States due to softness in the machine tool market. GP% for machine tools was 40.9% in Q-3 2003 compared to 24.9% in Q-3 2002. Q-3 2003 gross profit includes a benefit of $522,000 due to the reduction of inventory reserves. S,G&A for machine tools increased by $14,000 in Q-3 2003 compared to Q-3 2002. Operating loss in Q-3 2003 for machine tools was $94,000 compared to an operating loss of $185,000 in Q-3 2002 due to the reduction in inventory reserves, partially offset by lower sales and increased S,G&A. Other expense, net was $30,000 in Q-3 2003 compared to $85,000 in Q-3 2002. The reduction in other expense, net in Q-3 2003 is primarily due to reduced interest expense in Romania. The net loss for machine tools was $215,000 in Q-3 2003 compared to a net loss of $26,000 in Q-3 2002 due to the factors mentioned above.

      Machine tool sales of $5,042,000 in 2003 were 27.7% lower than 2002 due to softness in the machine tool market. GP% for machine tools was 22.3% in 2003 compared to 32.2% in 2002 mainly due to lower sales volume and product mix. S,G&A for machine tools increased by $35,000 in 2003 compared to 2002 mainly due to an increase in insurance expense. Operating loss for machine tools was $1,666,000 in 2003 compared to an operating loss of $506,000 in 2002 primarily due to lower sales volume and lower GP%. Other income, net was $212,000 in 2003 compared to other expense, net of $310,000 in 2002. The increase in other income, net in 2003 is mainly due to income generated from the sale of an unused parcel of land by World Machinery Works in the second quarter. The net loss for machine tools was $929,000 in 2003 compared to a net loss of $233,000 in 2002 mainly due to reduced sales and lower GP%, partially offset by the gain recognized from the sale of land and the reduction in inventory reserves.

      Net Income. Net income for Q-3 2003 decreased by 56.8% to $236,000 or $.06 per basic and diluted share, from $546,000 or $.14 per basic and diluted share in Q-3 2002. The decrease is primarily due to the lower sales volume, lower GP% and an increase in the effective tax rate, partially offset by reduced Other expenses, net. Net income for 2003 increased 14.1% from 2002 to $1,836,000 or $.48 per basic and diluted share, from $1,609,000 or $.41 per basic and diluted share in 2002 mainly due to the higher sales volume and reduction in Other expense, net.

Financial Condition, Liquidity and Capital Resources

      During the periods presented, the Company's primary sources of capital have been short term loans and a revolving credit facility. At September 27, 2003 and December 28, 2002, the Company had working capital of $25,789,000 and $14,201,000, respectively. The increase in working capital as of September 27, 2003 is attributable to the revolving credit facility being classified as long-term debt since the Company renewed and amended its existing revolving credit facility (see exhibit 10.25). The revolving credit facility expires on July 31, 2006.

      Cash provided by operating activities in 2003 was $3,780,000. Cash provided by net income before depreciation and amortization, inventory reductions, and higher accounts payable and accrued expenses was partially offset by increased accounts receivable and due from affiliates.

      Cash used in investing activities in 2003 was $2,344,000. The Company invested $281,000 in Shanghai General Bearing Company, Ltd., one of it's existing unconsolidated joint ventures in China. Cash used in investing activities in 2003 also includes $2,063,000 for capital expenditures compared to $2,748,000 in 2002.

      Cash used in financing activities in 2003 was $2,411,000. During 2003, net decreases in debt under its Revolving Credit Facility of $2,374,000, stock repurchases of $476,000 under the Company's Stock Repurchase Program ("the Program"), and $158,000 in payments under its capital lease facility were partially offset by a $597,000 increase in Notes Payable - Banks. The majority of the increase in Notes Payable - Banks was used to finance capital equipment purchases.

      At September 27, 2003, the Company had outstanding debt of $12,084,000 under its Revolving Credit Facility and had further availability of approximately $8.6 million.

      During 2003, the Company repurchased 125,408 shares of its common stock for a cost of $476,000 under its Program. The Company has purchased 410,228 shares for a cost of $1,472,000 since the inception of the Program on January 11, 2000.

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

The table and notes below describe the Company's contractual obligations related to its liquidity. (In Thousands)

                                                            Payments Due by Period
                                             ---------------------------------------------------
                                                          Less
                                                         than 1     1 - 3      4 - 5     After 5
                                              Total       year      years      years      years
                                             -------    -------    -------    -------    -------
Contractual Obligations:

Bank revolving line of credit                $12,084    $    --    $12,084    $    --    $    --

Notes payable - banks                         11,974      8,254      3,116        604         --

Capital lease obligations                        309        191        118         --         --

Other long - term liabilities - affiliate        608         --        608         --         --

Note payable - other                           3,105        200      2,905         --         --
                                             -------    -------    -------    -------    -------

Total obligations - per Balance Sheet         28,080      8,645     18,831        604         --

Off Balance Sheet items:

Operating leases                               6,337      1,361      3,701      1,275         --

Equity investment obligations                  1,000      1,000         --         --         --
                                             -------    -------    -------    -------    -------

Total contractual cash obligations           $35,417    $11,006    $22,532    $ 1,879    $     0
                                             =======    =======    =======    =======    =======

Pursuant to requirements imposed in 1993 by OFAC, at the end of 2002 the Company also carried on its books a $619,000 net payable to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February, 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the IKL payable which the Company disputed. As a result, the Company now carries on its books a net payable in the amount of $180,000 to General IKL Corp. as of September 27, 2003.

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

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt and interest rate swap. As of September 27, 2003, the Company had $6,525,000 outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the thirty-nine weeks ended September 27, 2003, the Company's interest rate swap agreement resulted in additional expense of approximately $311,000.

      The following table provides information about the Company's interest rate swap agreement that is sensitive to changes in interest rates. The table presents average notional amounts and weighted average interest rates by fiscal year. Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contract.

                                                                                                              Fair
                              2003         2004         2005         2006         2007        Total           Value
In Thousands
Interest Rate Swaps
Variable to Fixed (US$)       6,712        5,812        4,912        4,012        3,112        6,525          916
  Average Pay Rate             9.17%        9.17%        9.17%        9.17%        9.17%        9.17%
  Average Receive Rate         3.35%        3.86%        4.40%        4.82%        5.17%

The following table provides information about the Company's variable rate debt.

                                                                                                               Fair
                              2003          2004          2005          2006          2007          Total      Value
In Thousands
Debt:
Variable Rate (US$)           15,009        14,718        12,794        13,300        13,800        12,084     12,084
  Average Interest Rate         3.75%         4.25%         4.75%         5.25%         6.25%         3.75%

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

Foreign Currency Risk

      The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements from domestic companies with international customers are denominated in U.S. dollars. Only a small fraction of the Company's purchases are denominated in foreign currency. The Company purchases approximately $2,000,000 of product monthly from its Chinese joint ventures, which use proceeds thereof, to satisfy locally incurred liabilities in Renminbi
(RMB). Had there been an adverse 10% fluctuation between the exchange rate of the U.S. dollar and the RMB, it would have resulted in a potential loss of earnings of approximately $1,800,000 for the thirty-nine weeks ended September 27, 2003. However, based upon minimal historical volatility between the RMB and the U.S. dollar, the Company believes the likelihood of a significant potential loss in future earnings from changes in the foreign currency exchange rate to be minimal.

Item 4. Controls and Procedures

(a) An evaluation was performed under the supervision and with the participation of the Company's management, including its President and Controller, of the effectiveness of the Company's disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of September 27, 2003. Based on the evaluation, the Company's management, including the President and Controller, concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported as specified in Securities and Exchange Commission rules and forms.

(b) There were no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

Item 1. Legal Proceedings

        Arbitration proceeding against World Machinery Company ("World")

The Company's 10-K dated April 9, 2003, for fiscal year ending December 28, 2002, disclosed an arbitration proceeding filed against World, (a wholly owned subsidiary of the Company and parent of the companies comprising the machine tool segment) by the Romanian Authority for Privatization and Management of State Ownership ("APAPS"), arising out of the contract under which World acquired a majority interest in World Machinery Works (formerly "Masini Unelte, Bacau, S.A.") from the Romanian government in 1998.

On October 13, 2003, World and APAPS agreed to a 6 month suspension of the arbitration proceedings in order to explore settlement of the matter.

While the Company is confident that it will prevail in the arbitration, an adverse ruling could be materially adverse to World's operations and financial condition.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

      31.1 Certification of the President required by Rule 13a - 14(a) or 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

      31.2 Certification of the Controller required by Rule 13a - 14(a) or 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

      32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

      10.25 Amendment number 3 to the Credit Agreement between KeyBank National Association and the Company

      (b) Current reports on Form 8-K

      The Company did not file any reports on Form 8-K for the quarter ended September 27, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 11, 2003.

GENERAL BEARING CORPORATION
------------------------------------
(Registrant)


/s/ David L. Gussack
------------------------------------
David L. Gussack
President


/s/ Rocky Cambrea
------------------------------------
Rocky Cambrea
Controller