Form 10-K
period 2004-01-03
GENERAL BEARING CORP
filed 2004-04-19
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  (Mark One)

      |X|       Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                    For the fiscal year ended January 3, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes |X| No

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $4,865,000 at June 28, 2003.

At April 5, 2004, the Registrant had issued 7,102,200 shares of common stock, $.01 par value per share, and had outstanding 3,753,972 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

None of the documents indicated on Form 10-K have been incorporated herein by reference.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION FOR THE PURPOSE OF "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements, which are statements other than those of historical fact, including, without limitation, ones identified by the use of the words: "anticipates," "believes", "estimates," "expects," "intends," "plans," "predicts," and similar expressions. In this Annual Report such statements may relate to the recoverability of deferred taxes, likely industry trends, the continued availability of credit lines, the suitability of facilities, access to suppliers and implementation of joint ventures and marketing programs. Such forward - looking statements involve important risks and uncertainties that could cause actual results to differ materially from those expected by the Company, and such statements should be read along with the cautionary statements accompanying them and mindful of the following additional risks and uncertainties possibly affecting the Company: the possibility of a general economic downturn, which is likely to have an important impact on historically cyclical industries such as manufacturing; significant price, quality or marketing efforts from domestic or overseas competitors; the loss of, or substantial reduction in, orders from a major customer; the loss of, or failure to attain, additional quality certifications; changes in U.S. or foreign government regulations and policies, including the imposition of antidumping orders on the Company or any of its suppliers; a significant judgment or order against the Company in a legal or administrative proceeding; and potential delays in implementing planned sales and marketing expansion efforts and the failure of their effectiveness upon implementation.

                          GENERAL BEARING CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 3, 2004

                               TABLE OF CONTENTS

                                                                                                          Page No.
                                                                                                          --------
PART I
      Items 1 & 2.  Business and Properties.............................................................      1
      Item 3.       Legal Proceedings...................................................................      7
      Item 4.       Submission of Matters to a Vote of Security Holders.................................      8

PART II
      Item 5.       Market for Registrant's Common Equity, Related Stockholder
                    Matters and Issuer Purchases of Equity Securities...................................      8
      Item 6.       Selected Financial Data.............................................................      9
      Item 7.       Management's Discussion and Analysis of Results of Operations and
                    Financial Condition.................................................................     10
      Item 7A.      Quantitative and Qualitative Disclosures about Market Risk..........................     17
      Item 8.       Financial Statements and Supplementary Data.........................................     19
      Item 9.       Changes in and Disagreements with Accountants on Accounting and
                    Financial Disclosures...............................................................     50
      Item 9A.      Controls and Procedures.............................................................     51

PART III
      Item 10.      Directors and Executive Officers of the Registrant..................................     52
      Item 11.      Executive Compensation..............................................................     54
      Item 12.      Security Ownership of Certain Beneficial Owners and Management and
                    Related Stockholder Matters.........................................................     57
      Item 13.      Certain Relationships and Related Transactions......................................     58
      Item 14.      Principal Accountant Fees and Services..............................................     60

PART IV
      Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................     61

                                     PART I

Items 1 and 2. Business and Properties.

      Prior to January 2004, General Bearing Corporation ("General"), a Delaware Corporation formed in 1958, and subsidiaries (collectively, "the Company") operated in two business segments: bearings ("Continuing Operations") and machine tools ("Discontinued Operations"). In December 2002, the Company's Board of Directors and management adopted a plan to discontinue the machine tools operations by sale of the assets during 2003. Accordingly, pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the Company's prior period financial statements have been reclassified to segregate discontinued operations from continuing operations.

      In December 2003, the Company completed management's previously adopted plan and disposed of the assets and liabilities of General Ball & Roller, Inc. ("GBR", formerly known as WMW Machinery Company, Inc.) and its interest in World Machinery Works, S.A. ("W.M. Works"), collectively representing substantially all of the assets of the machine tools segment, to two separate entities that are majority owned by an officer of General (see Note 12 to the financial statements and Item 13).

CONTINUING OPERATIONS:

      The Company manufactures, sources, assembles and distributes a variety of bearings and bearing components, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings. Under the Hyatt(R) and The General(R) trademarks, the Company supplies original equipment manufacturers ("OEMs") and the industrial aftermarket, primarily in the United States ("U.S.") and Asia. The Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty truck trailers, office equipment, machinery and appliances.

      The Company strives to be a reliable and cost effective provider of bearings and bearing components. The Company's business strategy includes the following:

      * PROVIDE HIGH QUALITY PRODUCTS AND SUPERIOR CUSTOMER SERVICE. General maintains a detailed and extensive Quality Assurance Program. It has been certified to the M1003 standard by the Association of American Railroads ("AAR"); has been granted "Unconditional Approval" from the AAR for its tapered journal bearings; maintains QS-9000 registration from the Automotive Industry Quality System; and is working toward achieving International Standards Organization ("ISO") / TS16949: 2002 certification. General also requires that its suppliers conform to Company and customer quality and engineering standards. Certain of the Company's joint ventures have also achieved QS-9000 and/or ISO certifications.

      * PRESENCE IN CHINA. In 1987, General formed Shanghai General Bearing Co., Ltd. ("SGBC"), a joint venture in the People's Republic of China ("PRC") to establish a low cost, quality controlled source for bearings and bearing components. The Company has established other manufacturing joint ventures in the PRC, and it continues to investigate further expansion opportunities. On February 3, 1997, the U.S. Department of Commerce ("Commerce") granted SGBC partial revocation of the antidumping order affecting tapered roller bearings from the PRC. As a result, SGBC is not required to participate in the annual reviews of the antidumping order conducted by Commerce. The Company believes SGBC's revocation provides it with a competitive advantage.

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

The following are the product classes which represented 10% or more of consolidated revenue for the past three years:

                                                 2003         2002         2001
================================================================================

Automotive Driveline Components                 12.80%       14.27%       13.34%
Tapered Roller Bearings                         25.93%       20.27%       26.31%
Radial Ball Bearings                            23.46%       23.14%       28.49%
Balls                                           16.67%       19.95%          --

MANUFACTURING

      The Company primarily manufactures and assembles bearings at its facilities in West Nyack, New York and the PRC as set forth below.

      The Company obtains the majority of its bearing and component requirements from its manufacturing plants in the PRC, discussed in greater detail below. The Company maintains relationships with unaffiliated manufacturers to produce the remainder of its requirements. The Company has no long-term contracts with its unaffiliated manufacturing sources.

CHINESE MANUFACTURING

      General has entered into six joint ventures (five with manufacturers in the PRC) to enable it to manufacture high quality, low cost bearings and bearing components. By entering into joint ventures, rather than long-term manufacturing contracts, General is better able to monitor and control production and quality assurance by having access to and control of the factories at both management and production levels.

      SGBC, a joint venture formed with Shanghai Roller Bearing Factory ("SRBF") was established in June 1987. SGBC produces various bearing products for the U.S. and foreign markets. General contributed 25% of the initial capital of SGBC, and SRBF contributed 75% of the initial capital of SGBC. In November 2001, General and SRBF agreed to a new joint venture contract whereby ownership would be shared equally, with General assuming control of operations and contributing an additional $3 million during the period 2002-2004. As of April 5, 2004, General has satisfied this requirement. The official business license for the revised joint venture company was granted in February 2002. In February 2004, General and SRBF agreed to further revise the joint venture contract, such that General would become an owner of 51.39% for an additional investment of $250,000. The Company anticipates making the additional investment of $250,000 in the second quarter of 2004 (see legal proceedings).

      General has the exclusive right to sell the products of SGBC in the U.S. In 2003, General purchased $9.0 million in bearings and bearing components from SGBC. Purchases are made upon terms and conditions established periodically by negotiation between General and SGBC.

      Ningbo General Bearing Company, Ltd. ("NGBC"), a joint venture with China Ningbo Genda Bearing Company, Ltd., was established in 1998. Located in Yuyao City, China, this venture manufactures ball and roller bearings and their components. Initially, General contributed 33.3% of the registered capital. Subsequently, General increased its ownership to 42% in 2000, and further increased its ownership to 50% and assumed control over operations in July 2001. In 2003, General purchased $13.5 million of product from NGBC which has been eliminated in consolidation.

      Shanghai Pudong General Bearing Company ("SPGBC") is a 25% owned joint venture with Shanghai Xiua Industrial Corporation. Located in the Pudong Industrial Zone of Shanghai, this venture produces various bearing products, some of which are sold in the U.S. by General. Purchases from SPGBC were not significant in 2003.

      Jiangsu General Ball & Roller Company, Ltd. ("JGBR") is a joint venture with Jiangsu Lixing Steel Ball Factory (Group) ("JSBF") that manufactures rolling elements for bearings. Located in Rugao City, China, this venture produces chrome, carbon and stainless steel balls. In March 2000, General formed NN General, LLC ("NNG"), a joint venture with NN Ball & Roller, Inc. ("NN"). General and NN each held a 50% interest in NNG, which held a 60% interest in JGBR. In December 2001, General purchased NN's 50% interest in NNG for cash and notes valued at approximately $3.9 million (book value). On June 30, 2002, NNG's ownership in JGBR was reduced to 51% by agreement of the partners and in conjunction with commitments by the partners to increase the JGBR registered capital and contribute additional capital reflective of the new ownership percentages. In 2003, General purchased $1.2 million of product from JGBR which has been eliminated in consolidation.

      Rockland Manufacturing Company ("Rockland"), a 50% owned joint venture with Wafangdian USA Ltd., shares facilities and personnel with General at General's West Nyack facility. Rockland offered flexibility to General by providing readily accessible inventory for certain products. As Rockland's products are now being de-emphasized by the Company, in December 2003, the Company decided to dispose of Rockland in 2004 by way of abandonment, which would entail the termination of Rockland's operations and liquidation of its assets.

      Wafangdian General Bearing Co., Ltd. ("WGBC"), a 25% owned joint venture with Wafangdian Bearing Company, produces various bearing components. General sells the WGBC bearings in the U.S. In 2003, Rockland paid $2.2 million for purchases from WGBC, for sale to General.

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

      The Company's OEM markets include automotive component manufacturers, truck/trailer manufacturers, and railroad locomotive and freight car manufacturers. Beyond the transportation industry, the Company supplies precision ball bearings to manufacturers of office equipment, machinery and appliances.

      In addition to the OEM sales, the Company markets a broad line of products through distributors. The distribution customer base varies from the two largest multi-branch operations in the U.S., which have in excess of 400 branches, to independent single outlet operations. The Company believes it provides distributors with a high quality, lower cost alternative for them to service their maintenance repair order customers as well as small to medium sized OEM's.

      In fiscal years 2003, 2002 and 2001, sales to a single customer, Visteon Corporation, represented more than 10% of the Company's total net sales.

      Shipments to OEMs can be within one to 365 days from the date an order is placed, depending upon the production schedules of the customers. Product is generally shipped to distributors within 24 hours of the time an order is placed. The Company's arrangements with its customers typically provide that payments are due within 30 days following the date of shipment of goods.

      Most of the Company's major customers are on annual contracts with forecasted usage and just-in-time deliveries. As a result, most of the production and inventories are based on forecast and "safety stock" requirements. Inventory levels are based on customer and industry forecasts. The Company has made significant investments in enterprise resource planning and forecasting systems to manage and control these forecasts, inventory and the supply chain.

      General's order backlogs at fiscal year end 2003 and 2002 were $7,500,000 and $10,200,000, respectively. The Company believes that the backlog is not a reliable indicator of future sales because a major portion of such sales is based on customer forecasts which are not entered into the backlog until firm deliveries are established.

EMPLOYEES

      The Company's bearing operations have 971 full-time employees, of whom 852 are engaged in production, shipping and receiving, quality control, and maintenance, and 19 of whom are engaged in sales and marketing. The balance of the Company's full-time employees is primarily administration. Sixty four of the Company's employees engaged in production, shipping and receiving, quality control and maintenance are subject to collective bargaining and are represented by the United Brotherhood of Carpenters and Joiners of America, AFL-CIO, Local 3127 ("Union"). The current collective bargaining agreement with the Union expires on April 30, 2006. The Company believes that relations with its employees, including those subject to collective bargaining, are good. General has a 24 year relationship with the Union and has never experienced a Union work stoppage.

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

PATENTS, TRADEMARKS AND LICENSES

      The Company owns The General(R) trademark and the Hyatt(R) trademarks. The General(R) trademark expires on November 1, 2007 and the Hyatt(R) trademark expires on March 5, 2005. Both trademarks are renewable for successive ten year terms as long as they are being used by the Company. The Company does not own any other U.S. or foreign patents, trademarks or licenses that are material to its business.

      During 2001, the Company purchased the Hyatt(R) trademark from an affiliate of General Motors ("GM"). Prior to this, the Company's use of the Hyatt(R) trademark was pursuant to a license from GM. The Company believes the trademarks positively influence some customers, but is unable to quantify or estimate the extent of the benefits.

ENVIRONMENTAL COMPLIANCE

      The Company's operations are subject to federal, state and local regulatory requirements relating to pollution control and protection of the environment. Based on information compiled to date, management believes that the Company's current operations materially comply with applicable environmental laws and regulations. Costs associated with environmental compliance had no material effects on the Company's capital expenditures, earnings or competitive position. The Company anticipates that future costs associated with environmental compliance will be immaterial.

PROPERTIES

      The Company leases a facility located in West Nyack, New York, which has approximately 190,000 square feet of floor space. The Company owns facilities located in the PRC, which collectively have approximately 385,000 square feet of floor space. Management believes that the plants are adequate for the Company's present needs and anticipated expansion. The facilities are used principally for administrative, assembly, manufacturing, and distribution purposes.

      On November 1, 2003, the Company and Gussack Realty Company ("GRC") entered into a new lease for the West Nyack facility ("Lease"), which provides for an initial term expiring on October 31, 2013, and is renewable at the option of the Company for an additional five year term. (See "Item 13 - Certain Relationships and Related Transactions.")

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

      The amounts of sales and long-lived assets attributable to each of the principal geographic areas where the Company has sales and the amount of export sales from the U.S. for each of the last three fiscal years are set forth in
Note 17 to the Company's consolidated financial statements for the fiscal year ended January 3, 2004.

DISCONTINUED OPERATIONS:

      The Company's machine tool operations were conducted through three companies, World Machinery Group, BV ("WMG"), primarily a sales and marketing arm, W.M. Works, a Romanian machine tool manufacturer 60% owned by WMG, and GBR, all direct or indirect subsidiaries of General Bearing Ball & Roller, Inc. ("GBBR" or "World", formerly known as World Machinery Company), a wholly owned subsidiary of General.

      In December 2002, the Company's Board of Directors and management adopted a plan to discontinue the operations of the machine tools segment by sale of the net assets during 2003. During 2002, the Company reduced the net asset carrying amounts of machine tools to zero and recorded an impairment write-down associated with discontinued operations of approximately $2,242,000. The prior period financial statements of the Company have been reclassified to segregate discontinued operations from continuing operations.

      In December 2003, the Company completed management's previously adopted plan and disposed of the assets and liabilities of GBR and its interest in W.M Works, collectively representing substantially all of the assets of the machine tools segment, to two separate entities, that are majority owned by an officer of General (see Note 12 to the financial statements and Item 13).

      WMG sold its interest in W.M. Works for: (a) $500,000, $250,000 of which is payable in December 2004 and $250,000 of which is payable in December 2005,
(b) contingent consideration, equal to the greater of 2% of sales or 25% of EBITDA of W.M. Works, up to $4,000,000 cumulatively, payable quarterly in arrears, and (c) assumption of World's liability in the previously disclosed arbitration with the Romanian authority for Privatization and Management of State Ownership ("APAPS"). See legal proceedings.

      The Company sold the assets and liabilities of GBR for: (a) $250,000 in cash and (b) a note for $250,000, payable in twelve monthly installments of approximately $20,833 plus interest at 4% per annum (see Note 12 to the financial statements and Item 13).

      The other assets of WMG were not successfully disposed of during 2003 and management currently does not anticipate disposing of them in the foreseeable future. While collectively immaterial, the remaining assets and liabilities of WMG have been reclassified back to continuing operations in 2003.

PRODUCTS

      W.M. Works, a Romanian corporation, produces a variety of machine tools used for boring, turning, milling and grinding metal work pieces. W.M. Works' product lines included horizontal boring mills, bridge and gantry mills, vertical turning lathes, heavy duty lathes, roll grinders, belt grinders and vertical grinders.

      GBR, a wholly owned subsidiary of the Company, was WMG's sole sales agent in North America for most of the machine tool products manufactured by W.M. Works. GBR also marketed its own product lines of WMW HECKERT production milling machines and WMW Radial Drills of 2" to 8" capacity, manufactured by independent suppliers abroad. In addition, GBR imported and distributed Cetos grinding machines from the Czech Republic.

SALES, MARKETING AND CUSTOMERS

      The majority of W.M. Works' export sales were made through WMG, which utilized independent regional sales agencies in each sales territory. WMG had approximately 5 sales agencies with exclusive distribution rights in North America, Germany, India, Poland and Argentina. WMG also marketed through approximately 17 non-exclusive agents covering Italy, China, Denmark, the former Soviet states, Finland, Turkey, Greece, Austria, Egypt, the United Kingdom, the Czech Republic, Belgium, Holland, Brazil, South Africa, Pakistan, Vietnam and Taiwan.

      GBR sold primarily in North America through approximately 150 independent machine tool dealers on a non-exclusive basis.

      The machine tools produced by W.M. Works and GBR were sold to a wide spectrum of customers, from large corporations to small job shops.

      No individual customers of W.M. Works and GBR represented 10% or more of the Company's sales in fiscal years 2003, 2002 and 2001.

EMPLOYEES

      The Company's machine tool operations had approximately 500 employees, located primarily in Romania, of whom 329 were in production, 17 were sales personnel, 56 were in-house technical engineers (both mechanical and electrical) and other technicians, 56 were in design and the balance are administrative.

COMPETITION

      The machine tool industry is highly competitive. The principal competitors of W.M. Works and GBR were Tos Varnsdorf (Czech Republic), Union
Werkzeugmaschinen (Germany), Defum (Poland), Mitsubishi (Japan), Giddings & Lewis (USA), Juristi (Spain), Toshiba (Japan), Dorris-Schamann (Germany), Phoenix (USA), Karnaghi (Italy), Waldrich (Germany), Hercules (Germany), Cetos (Czech Rep.) and Landis (USA).

PATENTS, TRADEMARKS AND LICENSES

      Except for the WMW(R) and WMW Heckert(R) trademarks owned by GBR in the United States, neither GBR, W.M. Works nor WMG owned any U.S. or foreign patents, trademarks or licenses that were material to their businesses. These patents, trademarks and licenses were assigned to the respective entities that purchased the Company's discontinued operations in 2003.

ENVIRONMENTAL COMPLIANCE

      GBR's and W.M. Works' operations are subject to governmental regulatory requirements relating to pollution control and protection of the environment. Based on information compiled to date, management believes that all machine tool operations materially complied with applicable environmental laws and regulations as of January 3, 2004.

PROPERTIES

      W.M. Works owned and manufactured at a facility of approximately 680,000 sq. ft. in Bacau, Romania. During its use, management believed the plant was adequate for its needs of W.M. Works. GBR operates at the Company's principal facilities in West Nyack, NY and had a leased sales office in Brea, California which was assumed by the buyer of GBR's assets and liabilities in 2003.

Item 3. Legal Proceedings.

      General Bearing Corporation vs. SRBF and Shanghai Electric (Group) Corp.

In the second half of 2003, the Company learned of acts of misconduct, including misappropriation, by certain personnel at SGBC, which resulted in the loss or reduction of SGBC assets. In January 2004, the company filed two legal proceedings described below ("Lawsuits"), seeking compensation for the damages resulting from the misconduct.

First, on January 28, 2004, the Company filed suit in the Federal District Court for the Southern District of New York against Shanghai Electric (Group) Corp., a Chinese company which is the indirect parent of SRBF, alleging conversion and intentional interference with contract and seeking unliquidated damages in excess of $75,000. The Company is in the process of having the complaint served in accordance with the Hague Convention.

Second, on February 6, 2004, the Company filed an arbitration proceeding against SRBF in the International Chamber of Commerce alleging breach of contract, conversion, fraud, and breach of fiduciary duty, and seeking an award of damages believed to be in excess of $4,000,000, inclusive of the Company's capital investment in SGBC. SRBF has been served with the Request for Arbitration and the parties have agreed to extend SRBF's time to file a response to April 15, 2004.

On February 24, 2004, the Company reached an agreement with SRBF (the "Settlement Agreement") pursuant to which:

      GBC was granted the right to acquire additional equity of SGBC, which would result in GBC holding a 51.39% majority interest therein for an additional investment of $250,000. The Company anticipates making the additional investment in the second quarter of 2004;

      SGBC's board of directors agreed that SGBC would pursue compensation from all persons who wrongfully acquired assets of SGBC;

      The employees of SGBC who were believed to have participated in the wrongful conduct were replaced; and

      GBC agreed to dismiss the Lawsuits upon completion of its acquisition of the majority interest in SGBC.

The Company has drafted a revised Joint Venture Contract ("JVC") and Articles of Association to reflect the change in ownership and such documents are being reviewed by SRBF. Upon agreement of the parties on the form of the revised JVC and Articles, those documents will be submitted to the applicable local Chinese governmental authority for approval.

Arbitration Proceeding against World

On December 30, 2002, the Romanian authority for Privatization and Management of State Ownership ("APAPS") filed a Request for Arbitration against World with the International Chamber of Commerce ("ICC"). The action arises out of the contract under which World acquired a majority interest in W.M. Works from the Romanian government in 1998 (the "Contract"). APAPS alleges that World breached its contractual obligation to invest certain sums in W.M. Works in 1999 and 2000, required under the Contract. APAPS is seeking $570,000 in penalties and damages, together with interest and costs, and any further damages and penalties to which it would be entitled if it establishes that World also failed to make investments required in 2001 and 2002. World's management believes it has fully complied with its investment obligations and has filed an Answer with the ICC disputing the allegations and will vigorously defend the action. World is also considering the filing of claims against APAPS based on APAPS' breach of the Contract by failing to honor a representation and warranty as to the financial condition of W.M. Works, and other acts of the Romanian government which have caused damages to World and W.M. Works.

As part of the terms of the sale of the Company's interest in W.M. Works, the purchaser of such interest assumed World's liability in connection with the arbitration proceeding. In January 2004, the buyer and APAPS agreed to postpone the arbitration proceeding pending settlement discussions and the buyer made a settlement offer to APAPS, which is under consideration by APAPS.

If the matter is not settled and if a significant award is entered in the arbitration in favor of APAPS, there could be a materially adverse impact on World's operations and financial condition if the purchaser of the Company's interest in W.M. Works is unable to satisfy the award (See Note 16 to the financial statements).

Item 4. Submission of Matters to a Vote of Security Holders.

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

      The Company's Common Stock has been quoted on the NASDAQ Small Cap market under the symbol "GNRL" since the Company's initial public offering effective February 7, 1997.

      The following charts set forth the high and low bid prices for each quarterly period in the last two fiscal years.

================================================================================
                                                                  2003
--------------------------------------------------------------------------------
              Bid Prices                                   High             Low

1st Quarter                                              $ 3.210         $ 2.550
2nd Quarter                                                4.190           2.480
3rd Quarter                                                4.110           3.150
4th Quarter                                                3.670           2.600
================================================================================

================================================================================
                                                                  2002
--------------------------------------------------------------------------------
              Bid Prices                                   High             Low

1st Quarter                                              $ 3.670         $ 2.600
2nd Quarter                                                4.050           3.100
3rd Quarter                                                4.250           2.810
4th Quarter                                                3.120           2.680
================================================================================

      The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate declaring or paying any cash dividends in the foreseeable future. The registrant has not sold any securities within the past 3 years which were not registered under the Securities Act.

      At March 26, 2004, the Company had approximately 500 holders of its Common Stock.

Item 6. Selected Financial Data

      Pursuant to SFAS No. 144, the selected financial data set forth below for the Statement of Operations has been reclassified to segregate discontinued operations from continuing operations (see Business and Properties Items 1 and 2). Any line item on the Statement of Operations above the net income line not designated as relating to discontinued operations relates solely to continuing operations.

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

                           General Bearing Corporation
                             Selected Financial Data
                    (In Thousands Except for Per Share Data)

                                   Years Ended

===========================================================================================================
                                             Jan. 1        Dec. 30       Dec. 29       Dec. 28       Jan. 3
                                              2000          2000          2001          2002          2004
-----------------------------------------------------------------------------------------------------------
Statement of Operations Data

  Sales                                     $ 51,789      $ 50,270      $ 44,474      $ 60,306      $ 61,463
  Operating income                          $  5,293      $  4,250      $  2,674      $  4,422      $  2,416
  Income from continuing operations
    before income tax                       $  4,562      $  3,907      $    985      $  2,625      $  1,119
  Minority interests                        $     27      $      8      $   (405)     $   (672)     $     80
  Income from continuing operations         $  2,685      $  2,552      $    368      $    848      $    859
  Income / (loss) from discontinued
    operations                              $   (441)     $   (673)     $    270      $ (2,932)     $    303
  Net income / (loss)                       $  2,244      $  1,879      $    638      $ (2,084)     $  1,162
  Net income per basic share
    from continuing operations              $   0.65      $   0.62      $   0.09      $   0.22      $   0.22
  Net income per diluted share
    from continuing operations              $   0.65      $   0.62      $   0.09      $   0.22      $   0.22
  Net income / (loss) per basic share       $   0.55      $   0.46      $   0.16      $  (0.54)     $   0.30
  Net income / (loss) per diluted share     $   0.55      $   0.46      $   0.16      $  (0.54)     $   0.30
===========================================================================================================

                                      As Of

===========================================================================================================
                                             Jan. 1        Dec. 30       Dec. 29       Dec. 28       Jan. 3
                                              2000          2000          2001          2002          2004
-----------------------------------------------------------------------------------------------------------
Balance Sheet Data
  Total current assets                      $ 38,778      $ 38,778      $ 50,819      $ 49,099      $ 44,056
  Total assets                              $ 53,340      $ 55,264      $ 76,624      $ 74,909      $ 70,247
  Long-term debt (excluding current
    portion)                                $ 12,861      $ 16,454      $ 20,580      $  8,059      $ 15,266
===========================================================================================================

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

Forward-Looking Statements

      Except for historical information contained herein, statements contained in this Form 10-K constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve material risks and uncertainties, including, without limitation, statements as to management's beliefs, strategies, plans, projections, expectations or opinions related to the Company's future performance which are based on a number of assumptions that may ultimately prove to be inaccurate (see cautionary statement relevant to forward
- looking information for the purpose of "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995).

There are no non-GAAP financial measures provided in this report.

Business Overview

      Prior to 2004, General Bearing Corporation ("General") and subsidiaries (collectively, the "Company") operated in two business segments: bearings ("Continuing Operations") and machine tools ("Discontinued Operations"). Based on several years of disappointing performance of the machine tools segment and the Company's desire to focus its resources on its core business, the Company's Board of Directors and management adopted a plan in December 2002 to discontinue the operations of the machine tools segment by sale of the assets during 2003. During 2002, the Company reduced the net asset carrying amounts of machine tools to zero and recorded an impairment write-down associated with discontinued operations of approximately $2,242,000. Accordingly, pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the Company's prior period financial statements have been reclassified to segregate discontinued operations from continuing operations.

      In December 2003, the Company completed management's previously adopted plan and disposed of the assets and liabilities of General Ball & Roller, Inc. ("GBR", formerly known as WMW Machinery Company, Inc.) and its interest in World Machinery Works, S.A. ("W.M. Works") to two separate entities, each of which is majority owned by an officer of General (see Note 12 to the financial statements).

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

      In July 2001, General increased its ownership in Ningbo General Bearing Company, Ltd. ("NGBC"), one of its joint ventures in China, from 42% to 50% and assumed control of management of the operations. The financial statements of NGBC have been fully consolidated beginning with the start of the third fiscal quarter of 2001. The majority of NGBC's sales are eliminated in the consolidation of the financial statements as the majority of its production is sold to General for sale in the U.S.

      In December 2001, General increased its ownership in NN General, LLC ("NNG") from 50% to 100%. NNG is a holding company that held as its primary asset a 60% interest in Jiangsu General Ball and Roller Company, Ltd. ("JGBR"), another Chinese joint venture. Due to this increased ownership, the operations of NNG and JGBR have been fully consolidated since the beginning of the first quarter of 2002. On June 30, 2002, NNG's ownership in JGBR was reduced to 51% by agreement of the partners and in conjunction with commitments by the partners to increase the JGBR registered capital and contribute additional capital reflective of the new ownership percentages.

Discontinued Operations:

In the machine tools segment, the Company produced and distributed a variety of machine tools used for boring, turning, milling and grinding metal work pieces. The Company's product lines included horizontal boring mills, bridge and gantry mills, vertical turning lathes, heavy duty lathes, roll grinders, belt grinders and vertical grinders.

Trends and Uncertainties:

General's business model is based on providing low-cost, high-precision bearing products to predominantly North American customers. The continued cost consciousness of this customer base is a positive trend for the Company, which the Company believes has resulted in increased sales in 2003 and the increased sales volume to the automotive market over the past three years. The Company's low-cost Chinese operations provide a competitive advantage for high-precision bearing products. The Company believes this competitive advantage has created opportunities for the Company to grow in 2004 and the future. The Company has attributed the decline in sales to distributors over the past several years to the downturn in U.S. manufacturing. The Company believes there are indications that there will be a recovery in U.S. manufacturing and that its sales will grow as a result of such recovery.

The major competition for the Company's lower cost products comes from three evolving trends:

1. Established higher cost competitors also moving their production to low-cost areas, such as China,

2. Customers establishing "buying" functions in China to pursue lower cost direct purchases, and

3. Customers moving their complete assembly processes from North America to China or other low-cost regions.

Other trends, events and areas of uncertainty which could materially affect the Company include the following:

1. The increased global cost of steel has significantly increased the cost of materials for manufacturing bearings. Additionally, the high demand for steel in China has created a price increase in China that is even greater than the price increase in North America. In the event the Company is not able to increase its prices to reflect the increased cost of steel, the Company's operating income and liquidity could be materially adversely affected.

2. The Company's business is based on low-cost, high-quality products from its Chinese operations. The Company's cost of goods is based in part on the valuation of the Chinese RMB versus the US Dollar. There has recently been much publicity about the possibility of the revaluation of the Chinese RMB versus the U.S. Dollar. Should there be an adverse change in the exchange rate of the RMB against the US Dollar, GBC's competitive position, operating income and cash flow will be adversely impacted.

3. Several major North American customers have slowed their payments over the past year or two. Should a significant portion of the Company's current customer base also move to slow payments, there could be a material adverse impact on the Company's liquidity.

4. The Company's dependence on Chinese products for the supply of bearings and bearing components creates an uncertainty and concentration risk. If for any reason the Company was unable, or limited in its ability to continue to ship product from China, it could experience a material disruption in supply, which could materially adversely affect the Company's operations and liquidity.

5. In December 2003, the Chinese government reduced the Value Added Tax credit for exports by 4%. This change effectively increased the cost of the Company's products in China by 4%. If the Company is unable to increase its prices to reflect the increased cost, there will be a material adverse affect on the Company's operating income and liquidity.

6. Expected increases in sales volume may not result in a proportional increase in cash flow as the Company may be required to use cash for working capital associated with the growth in sales.

Results of Operations

Fiscal 2003 compared to Fiscal 2002

      Sales. Sales for the fiscal year ended January 3, 2004 ("2003") of $61,463,000 represents a 1.9% increase compared to the fiscal year ended December 28, 2002 ("2002"). The major increases in 2003 were in sales of tapered roller bearings for heavy duty truck trailers, radial ball bearings to the automotive industry, precision balls which the Company began to sell in 2002, and tapered journal bearings to the railroad industry. Lower sales volume to distributors partially offset these increases. The reduction in sales volume to distributors is believed to be related to the general downturn in U.S. manufacturing. Additionally, there were reduced sales of drive line components to the automotive industry.

      Gross Profit. Gross profit for 2003 of $17,863,000 represents a 4.1% increase compared to 2002. As a percentage of sales, gross profit ("GP%") was 29.1% for 2003 compared to 28.4% in 2002. The increase was mainly due to higher sales volume and increased plant efficiencies, partially offset by product mix and increased inventory provisions.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") as a percentage of sales were 21.4% in 2003 compared to 21.1% in 2002. S,G&A increased by $425,000 in 2003 mainly due to increases in salaries, professional fees, bad debts and insurance expense, partially offset by reductions in freight, promotion and travel expenses.

      Impairment of Investment. In December 2003, the Company decided to dispose of Rockland Manufacturing Company ("Rockland") in 2004 by way of abandonment, which would entail the termination of Rockland's operations and liquidation of its assets. During 2003, Rockland wrote down its net assets to the value expected to be recognized, based upon current market prices, prior to abandonment in 2004 and General recorded an impairment write-down of $2,289,000.

      Operating Income. Operating income for 2003 of $2,416,000 represents a 45.4% decrease compared to 2002 primarily due to the impairment write-down and higher S,G&A, partially offset by higher sales volume and GP%. Operating income in 2003 excluding the impairment write-down would have been $4,705,000 compared to $4,422,000 in 2002.

      Other Expense, net. Other expense, net was $1,297,000 in 2003 compared to $1,797,000 in 2002 and is comprised of miscellaneous non-operating income and expenses, interest expense, and equity income / loss of affiliates ("equity income") as follows: (in thousands)

================================================================================
                                                          2003             2002
--------------------------------------------------------------------------------

Interest expense, net                                   $ 1,312          $ 1,597
Equity (income) / loss in affiliates                       (107)             193
Other non-operating expenses, net                            92                7
--------------------------------------------------------------------------------
                                                        $ 1,297          $ 1,797
================================================================================

Pursuant to requirements imposed in 1993 by the United States Office of Foreign Assets Control ("OFAC"), at the end of 2002 the Company carried a net payable ("IKL payable") to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the IKL payable resulting from debt previously discharged through bankruptcy proceeding and interest imposed only as a result of the previously existing sanctions, which the Company disputed, resulting in a $238,000 reduction in interest expense.

Income Tax. The Company recorded income tax expense of $340,000 in 2003 compared to income tax expense of $1,105,000 in 2002. The Company's effective income tax rate was 30.4% in 2003 compared to 42.1% in 2002. The tax expense in 2003 reflects a normal rate of taxation. The 2002 effective rate is reflective of taxes being provided for previously earned foreign income originally expected to be permanently reinvested.

Discontinued Operations. Machine tools sales of $8,353,000 were 3.0% lower than 2002 primarily due to lower sales in the U.S. which the Company attributes to the downturn in U.S. manufacturing. GP% for machine tools was 17.7% in 2003 compared to 28.5% in 2002. The decrease was mainly due to the reduction of higher margin U.S. sales. S,G&A decreased by $10,000 in 2003 compared to 2002. Operating loss for machine tools was $2,853,000 in 2003 compared to an operating loss of $1,885,000 in 2002. The increase in the operating loss was due to the lower sales volume and GP%. Other expense, net was $897,000 in 2003 compared to $253,000 in 2002 due to the loss recorded by World Machinery Group, BV ("WMG") on the sale of its interest in W.M. Works, partially offset by reductions in interest expense and income generated from the sale of an unused parcel of land by W.M. Works. Net income for machine tools was $303,000 in 2003 compared to a net loss of $2,932,000 in 2002. Income / (loss) from discontinued operations consisted of the gain recognized from the sale of the assets and liabilities of GBR and the Company's interest in W.M. Works. The loss in 2002 consisted of a loss from operations of $690,000 and a business impairment charge of $2,242,000.

Net Income. Net income for 2003 was $1,162,000 or $.30 per basic and diluted share compared to a net loss of $2,084,000 or ($.54) per basic and diluted share in 2002 primarily due to the Company's discontinued operations. In 2002, the Company reduced the net asset carrying amounts of the machine tool segment to zero and recorded an impairment write-down associated with discontinued operations of approximately $2,242,000. In 2003, the Company recognized a gain on the sale of the machine tool segment. Additionally, net income increased due to higher sales volume and GP%, partially offset by higher S,G&A and the impairment loss related to General's investment in Rockland. Net income in 2003 excluding the impairment write-down would have been $3,451,000 or $.90 per basic and diluted shares.

Fiscal 2002 compared to Fiscal 2001

      Sales. Sales for the fiscal year ended December 28, 2002 of $60,306,000 represented a 35.6% increase compared to the fiscal year ended December 29, 2001 ("2001") primarily due to the consolidation of JGBR sales. Additionally, increased sales of driveline components to the automotive industry, tapered roller bearings for heavy duty truck trailers and tapered journal bearings to the railroad industry were partially offset by lower sales volume in the heavy duty aftermarket as well as lower sales volume to distributors. The reductions in the sales to the heavy duty aftermarket and distributors are believed to be related to the general downturn of the U.S. economy.

      Gross Profit. Gross profit for 2002 of $17,155,000 represented a 29.9% increase compared to 2001. As a percentage of sales, GP% was 28.4% for 2002 compared to 29.7% in 2001. This decrease was mainly due to product mix as well as the consolidation of JGBR's sales to the Chinese domestic market, which have lower GP% than General's sales in the U.S.

      Selling, General and Administrative Expenses. S,G&A as a percentage of sales were 21.1% in 2002 compared to 23.7% in 2001. The decrease in S,G&A, as a percentage of sales, was primarily due to higher sales volume. S,G&A increased by $2,205,000 in 2002 mainly due to the consolidation of the S,G&A expenses of NNG ($1,187,000) and NGBC ($669,000). Additionally, 2002 S,G&A includes $500,000 in costs associated with the start up of the Ball and Roller Division, as well as increases in freight, professional fees, depreciation, and insurance partially offset by reductions in bad debts.

      Operating Income. Operating income for 2002 of $4,422,000 represented a 65.4% increase compared to 2001 due to higher sales volume and the consolidation of JGBR, partially offset by lower GP% and higher S,G&A.

Other Expense, net. Other expense, net was $1,797,000 in 2002 compared to $1,689,000 in 2001 and was comprised of miscellaneous non-operating income and expenses, interest expense, and equity income as follows: (in thousands)

================================================================================
                                                          2002            2001
--------------------------------------------------------------------------------

Interest expense, net                                   $ 1,597         $   986
Litigation settlement                                        --             763
Equity (income) / loss in affiliates                        193             (60)
Other non-operating expenses, net                             7              --
--------------------------------------------------------------------------------
                                                        $ 1,797         $ 1,689
================================================================================

2001 included a charge of $763,000 for an agreement reached between the Company and Gussack Realty Company ("GRC"), allocating the proceeds and litigation costs from the previously reported litigation with Xerox (see Item 13). The reimbursement is being paid to GRC in the form of additional rent payments by the Company of $18,780.17 per month for 48 months beginning in June 2001. Even though the Company was not legally or contractually obligated to reimburse GRC, a related party, the Company agreed to enter into the reimbursement agreement because the Company believed it was fair and equitable to do so as GRC had paid legal expenses for the benefit of the Company.

Interest expense, net increased in 2002 mainly due to the consolidation of interest expense incurred at JGBR and increased borrowings.

      Income tax. The Company recorded income tax expense of $1,105,000 in 2002 compared to income tax expense of $212,000 in 2001. The Company's effective income tax rate was 42.1% in 2002 compared to 21.5% in 2001. The 2002 effective rate was reflective of taxes being provided for previously earned foreign income originally expected to be permanently reinvested.

      Discontinued Operations. Machine tools sales of $8,613,000 were 23.0% lower than 2001 primarily due to lower export sales from Romania due to irregularity in demand for the Company's products. GP% for machine tools was 28.5% in 2002 compared to 38.6% in 2001. The decrease was mainly due to lower sales volume and product mix. S,G&A for machine tools increased by $4,000 in 2002 compared to 2001. Operating loss for machine tools was $1,885,000 in 2002 compared to operating income of $227,000 in 2001 due to the lower sales volume and lower GP%. Other expense, net was $253,000 in 2002 compared to $28,000 in 2001 due to higher interest expense at W.M. Works relating to increased debt. The net loss for machine tools was $2,932,000 in 2002 compared to net income of $270,000 in 2001. The net loss consisted of a loss from operations of $690,000 and a business impairment charge of $2,242,000.

      Net Income. Net loss for 2002 was $2,084,000 or ($.54) per basic and diluted share compared to net income of $638,000 or $.16 per basic and diluted share in 2001 primarily due to the loss from operations and the effect of the impairment charge in the machine tool segment, partially offset by higher sales volume in the Company's continuing operations.

Financial Condition, Liquidity and Capital Resources

      During the three fiscal years ended January 3, 2004, the Company's primary sources of capital have been net cash provided by operating activities and a Revolving Credit Facility with KeyBank National Association ("Revolving Credit Facility"). The primary demands on the Company's capital resources have been investments in, and advances to, affiliates (joint ventures) and fixed asset purchases made to broaden the Company's product offering and improve operations. At January 3, 2004 and December 28, 2002, the Company had working capital of $21,709,000 and $14,201,000, respectively. The increase in working capital is primarily attributable to the reclassification of the revolving line of credit as long-term debt as the Company amended / renewed the Revolving Credit Facility which now expires on July 31, 2006.

      Cash provided by operating activities in 2003 was $7,859,000. Cash provided from net income before depreciation and amortization, reduced inventories, and increased accounts payable and accrued expenses was partially offset by increased accounts receivable and prepaid expenses and other assets. Cash provided by inventory reductions in 2003 of $3,757,000 was used primarily to reduce debt. The increase in accounts receivable is due to higher sales volume as well as a minor increase in days sales outstanding.

      Cash used in investing activities in 2003 was $3,952,000. General invested cash of $281,000 in Shanghai General Bearing Company, Ltd. ("SGBC") pursuant to the November 2001 revised joint venture contract whereby General was to acquire 50% ownership and control of operations. Cash used in investing activities also includes $2,928,000 for capital expenditures. The majority of the capital expenditures supported the growth of NGBC and JGBR. In addition, NGBC used cash of $744,000 to pay dividends to joint venture minority stockholders.

      Cash used in financing activities in 2003 was $5,364,000. During 2003, the Company had a net decrease in debt under its revolving credit facility of $5,277,000 and a net increase of $760,000 in Notes payable - banks. The net decrease in debt under the Revolving Credit Facility is primarily related to cash generated from the reductions in inventory. The Company used cash of $476,000 for common stock repurchases under the Company's Stock Repurchase Program ("Program") and repaid $171,000 against its equipment lease facility. Additionally, the Company used cash of $200,000 for its annual principal installment on its note payable to NN, Inc.

      At January 3, 2004, the Company had outstanding debt of $9,181,000 under its Revolving Credit Facility and had further availability of approximately $12.7 million. The Company is in compliance with all of its loan covenants.

      During 2003, the Company repurchased 125,408 shares of its common stock for a cost of $476,000 under its Program. Since the inception of the Program on January 11, 2000, the Company has purchased 410,228 shares for a cost of $1,472,000. Of the 410,228 shares repurchased, 12,000 have been reissued in 2003 to the Board of Directors as part of their annual compensation.

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

=======================================================================================================
                                                                 Payments Due by Period
                                                -------------------------------------------------------
                                                              Less
                                                             than 1      1 - 3       4 - 5      After 5
                                                 Total        year       years       years       years
-------------------------------------------------------------------------------------------------------
Contractual Obligations
  Bank revolving line of credit                 $ 9,181     $    --     $ 9,181     $    --     $    --
  Notes payable - banks                          12,137       9,021       3,116          --          --
  Notes payable - other                           2,905         200       2,705          --          --
  Capital lease obligations                         296         212          84          --          --
  Other long - term liabilities - affiliate         180          --         180          --          --
-------------------------------------------------------------------------------------------------------
  Total obligations - per Balance Sheet          24,699       9,433      15,266          --          --
  Off Balance Sheet items:
    Operating leases                             13,000       1,384       3,674       1,281       6,661
    Investment obligations                        1,250       1,250          --          --          --
-------------------------------------------------------------------------------------------------------
    Total contractual cash obligations          $38,949     $12,067     $18,940     $ 1,281     $ 6,661
=======================================================================================================

Notes payable - banks in the amount of $9,021,000 represents debts of the Company's joint ventures, for which General is not liable. It is anticipated that these debts will be paid by the joint ventures, to the extent possible, from funds generated from their operations and the balance, if any, refinanced with new bank debt.

Pursuant to requirements imposed in 1993 by OFAC, at the end of 2002 the Company also carried on its books a $619,000 net payable to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the IKL payable resulting from debt previously discharged through bankruptcy proceeding and interest imposed only as a result of the previously existing sanctions, which the Company disputed. As a result, the Company now carries on its books a net payable in the amount of $180,000 to General IKL Corp. as of January 3, 2004.

The Company uses letters of credit to support certain advance payments received from customers in the normal course of business.

Off Balance Sheet Arrangements

The Company believes that all material off balance sheet arrangements have been included in the tabular disclosure of contractual obligations.

Of the investment obligation of $1,250,000, $1,000,000 is related to the November 2001 revision to the joint venture agreement between General and SRBF, whereby General and SRBF agreed to share ownership equally. The $1,000,000 was satisfied by General in April 2004. The balance of $250,000 is related to the February 2004 agreement to further revise the joint venture contract with SRBF, whereby General would increase its interest in SGBC to 51.39%. The Company anticipates making the $250,000 investment in the second quarter of 2004 (See Items 1 and 2 - Business and Properties).

Inflation

      The effect of inflation on the Company has not been significant during the last three fiscal years.

Recent Accounting Standards

      In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN46). FIN 46 requires a variable interest entity ("VIE") to be consolidated when a company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive the majority of the entity's residual returns, or both. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. Adoption of FIN 46R is not expected to have a material impact on the Company's financial position or results of operations.

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

      The Company did not initially adopt any accounting policies with a material impact for the three years ended January 3, 2004 other than the required adoption of SFAS No. 144 in fiscal 2002.

      Long Lived Assets (including Tangible and Definite Lived Intangible Assets). The Company periodically evaluates the recoverability of the carrying amount of its long lived assets (including property, plant and equipment and definite lived intangible assets) whenever events or changes in circumstances indicate that the carrying amount of a long lived asset group may not be fully recoverable. These events or changes in circumstances include business plans and forecasts, economic or competitive positions within an industry, as well as current operating performance and anticipated future performance based on a business' competitive position. An impairment is assessed when the undiscounted expected future cash flows derived from an asset are less than its carrying amount. Impairment losses are measured as the amount by which the carrying value of a long lived asset exceeds its fair value and are recognized in earnings. The Company continually applies its best judgment when applying the impairment rules to determine the timing of the impairment test, the undiscounted cash flows used to assess impairment, and the fair value of an impaired long lived asset group. The dynamic economic environment in which our businesses operate and the resulting assumptions used to estimate future cash flows impact the outcome of all impaired tests. For information on recognized impairment charges see Note 1 of Notes to Financial Statements, and impairment of investment, and the discontinued operations section of this MD&A.

Interest Rate Swap

      See Item 7A, "Quantitative and Qualitative Disclosure about Market Risk" for information about the Company's interest rate swap.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

      The Company is subject to market risk primarily associated with changes in interest rates and foreign currency exchange rates. In order to manage the volatility relating to interest rates, the Company has entered into an interest rate swap agreement. In order to manage the volatility relating to foreign currency exchange rates General denominates substantially all purchase and sale transactions in U.S. dollars. The Company does not anticipate any material changes in its primary market risk exposures in the near future.

The Company does not execute transactions or hold derivative financial instruments for trading purposes.

INTEREST RATE RISK

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt and interest rate swap (see Note 8 to the Consolidated Financial Statements). As of January 3, 2004, the Company had $6.3 million outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the year ended January 3, 2004, the Company's interest rate swap agreement resulted in additional expense of approximately $411,000.

      The following table provides information about the Company's interest rate swap agreement that is sensitive to changes in interest rates. The table presents average notional amounts and weighted average interest rates by fiscal year. Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contract.

                                                                                                      Fair
                                              2004        2005       2006       2007      Total      Value
===========================================================================================================
                                                In thousands
Interest rate swaps
  Variable to fixed (US$)                   $ 5,812     $ 4,912    $ 4,012    $ 3,112    $ 6,300    $   791
  Average pay rate                             9.17%       9.17%      9.17%      9.17%      9.17%
  Average receive rate                         3.40%       3.90%      4.50%      5.00%

The following table provides information about the Company's variable rate debt.

                                                                                                                 Fair
                                              2004        2005       2006       2007       2008      Total      Value
======================================================================================================================
                                                In thousands
Debt:
  Variable rate (US$)                       $12,431     $11,005    $11,014    $10,500    $10,000    $ 9,181    $ 9,181
  Average interest rate                        3.50%       4.00%      4.60%      5.10%      6.00%      3.15%

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

FOREIGN CURRENCY RISK

The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements from domestic companies with international customers are denominated in U.S. dollars. Only a small fraction of the Company's purchases are denominated in foreign currency. General purchases approximately $2,500,000 of products monthly from its Chinese joint ventures, which use proceeds thereof, to satisfy locally incurred liabilities in Renminbi
(RMB). Had there been an adverse 10% fluctuation between the exchange rate of the U.S. dollar and the RMB, it would have resulted in a potential loss of earnings of approximately $3.0 million at January 3, 2004.

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

         FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED JANUARY 3, 2004

Item 8. Financial Statements and Supplementary Data

                   Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants..........................F-20

Consolidated Balance Sheets as of, January 3, 2004 and
December 28, 2002...........................................................F-21

Consolidated Statements of Operations for the Years Ended
January 3, 2004, December 28, 2002 and December 29, 2001....................F-22

Consolidated Statements of Changes in Stockholders' Equity for the
Years Ended January 3, 2004, December 28, 2002 and December 29, 2001........F-23

Consolidated Statements of Cash Flows for the Years Ended
January 3, 2004, December 28, 2002 and December 29, 2001....................F-24

Notes to Consolidated Financial Statements.............................F-25 - 47

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
General Bearing Corporation

We have audited the accompanying consolidated balance sheets of General Bearing Corporation and subsidiaries as of January 3, 2004 and December 28, 2002, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended January 3, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of General Bearing Corporation and subsidiaries as of January 3, 2004 and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America.


Urbach Kahn & Werlin LLP

New York, New York
April 2, 2004

                                    General Bearing Corporation and Subsidiaries

                                                     Consolidated Balance Sheets
                            (In Thousands, except for shares and per share data)
================================================================================

                                                                January 3,    December 28,
                                                                   2004          2002
------------------------------------------------------------------------------------------
Assets
Current assets
  Cash and cash equivalents                                      $  1,701      $  3,158
  Accounts receivable, net of allowance for doubtful
    accounts of $330 in 2003 and $335 in 2002                      12,378        10,742
  Inventories                                                      22,637        28,218
  Prepaid taxes and taxes recoverable                               3,729         2,605
  Prepaid expenses and other current assets                         1,864         1,763
  Advances to affiliates                                               95           186
  Deferred tax assets                                               1,652         2,427
------------------------------------------------------------------------------------------
      Total current assets                                         44,056        49,099
------------------------------------------------------------------------------------------

Fixed assets, net of accumulated depreciation                      21,482        21,308
------------------------------------------------------------------------------------------

Investment in, advances to and accounts receivable
  from joint ventures and affiliates                                3,362         3,166
------------------------------------------------------------------------------------------

Other assets                                                        1,347         1,336
------------------------------------------------------------------------------------------
Total assets                                                     $ 70,247      $ 74,909
==========================================================================================

Liabilities and Stockholders' Equity
Current liabilities
  Notes payable - banks                                          $  9,021      $  7,114
  Bank - revolving line of credit                                      --        14,458
  Accounts payable                                                  6,387         7,127
  Due to affiliates                                                 1,683         1,696
  Accrued expenses and other current liabilities                    4,844         4,107
  Current maturities of long - term debt                              412           396
------------------------------------------------------------------------------------------
      Total current liabilities                                    22,347        34,898
------------------------------------------------------------------------------------------

Long - term debt, net of current maturities                        15,266         8,059
------------------------------------------------------------------------------------------

Other long - term liabilities - affiliate                             124           315
------------------------------------------------------------------------------------------

Deferred taxes                                                        886           714
------------------------------------------------------------------------------------------

Minority interests                                                  9,153         9,464
------------------------------------------------------------------------------------------

Commitments and contingencies (Note 16)

Stockholders' equity
  Common shares - par value $.01 per share; authorized
    19,000,000 shares; issued 7,102,200 and 7,102,200 shares           71            71
  Paid-in capital                                                  40,133        40,133
  Accumulated other comprehensive loss                               (792)       (1,084)
  Treasury stock, at cost; 3,348,228 and 3,234,820 shares          (1,438)         (996)
  Accumulated deficit                                             (15,503)      (16,665)
------------------------------------------------------------------------------------------
      Total stockholders' equity                                   22,471        21,459
------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                       $ 70,247      $ 74,909
==========================================================================================

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                           Consolidated Statements of Operations
                            (In Thousands, except for shares and per share data)
================================================================================

                                                                    January 3,      December 28,     December 29,
                                                                       2004             2002             2001
-----------------------------------------------------------------------------------------------------------------
Sales                                                              $    61,463      $    60,306      $    44,474
Cost of sales                                                           43,600           43,151           31,272
-----------------------------------------------------------------------------------------------------------------

Gross profit                                                            17,863           17,155           13,202

Selling, general and administrative expenses                            13,158           12,733           10,528

Impairment of investment                                                 2,289               --               --
-----------------------------------------------------------------------------------------------------------------

Operating income                                                         2,416            4,422            2,674
Other expenses, net                                                      1,297            1,797            1,689
-----------------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes                    1,119            2,625              985
Income taxes                                                               340            1,105              212
-----------------------------------------------------------------------------------------------------------------

Income from continuing operations before minority interests                779            1,520              773
Minority interests                                                          80             (672)            (405)
-----------------------------------------------------------------------------------------------------------------

Income from continuing operations                                          859              848              368
-----------------------------------------------------------------------------------------------------------------

Income / (loss) from discontinued operations                               483           (4,706)             506

Income tax benefit (expense)                                              (180)           1,774             (236)
-----------------------------------------------------------------------------------------------------------------

Income / (loss) from discontinued operations                               303           (2,932)             270

-----------------------------------------------------------------------------------------------------------------
Net income / (loss)                                                $     1,162      $    (2,084)     $       638
=================================================================================================================

Income per common share from continuing operations:

     Basic                                                         $      0.22      $      0.22      $      0.09
     Diluted                                                       $      0.22      $      0.22      $      0.09

Income / (loss) per common share from discontinued operations:

     Basic                                                         $      0.08      $     (0.76)     $      0.07
     Diluted                                                       $      0.08      $     (0.76)     $      0.07

Net income / (loss) per common share:

     Basic                                                         $      0.30      $     (0.54)     $      0.16
     Diluted                                                       $      0.30      $     (0.54)     $      0.16

Weighted average number of common shares:

     Basic                                                           3,822,442        3,867,380        4,108,993
     Diluted                                                         3,828,845        3,874,853        4,108,993

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                      Consolidated Statements of Changes in Stockholders' Equity
                                               (In Thousands, except for shares)
================================================================================

                                                       Accumulated
                                   Common Shares          Other                       Treasury Stock
                              ----------------------  Comprehensive    Paid-In   ------------------------  Comprehensive    Accum.
                                 Shares       Amt.        Income       Capital      Shares        Amt.        Income       Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 30, 2000     7,072,950  $       71   $      (10)   $   39,994   2,960,300   $      (51)   $       --   $  (15,219)

Shares issued - board
   compensation                   16,000          --           --           100          --           --            --           --

Treasury shares, at cost              --          --           --            --      79,970         (225)           --           --

Net income                            --          --           --            --          --           --           638          638

Mark to market - interest
   rate swap                          --          --         (727)           --          --           --          (727)          --
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                    --          --           --            --          --           --           (89)          --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 29, 2001     7,088,950          71         (737)       40,094   3,040,270         (276)           --      (14,581)

Shares issued - board
   compensation                   12,000          --           --            33          --           --            --           --

Options exercised                  1,250          --           --             6          --           --            --           --

Treasury shares, at cost              --          --           --            --     194,550         (720)           --           --

Net loss                              --          --           --            --          --           --        (2,084)      (2,084)

Foreign currency translation
   adjustment                         --          --           10            --          --           --            10           --

Mark to market - interest
   rate swap                          --          --         (357)           --          --           --          (357)          --
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive loss                    --          --           --            --          --           --        (2,431)          --
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 28, 2002     7,102,200          71       (1,084)       40,133   3,234,820         (996)           --      (16,665)

Shares issued - board
   compensation                       --          --           --            --     (12,000)          34            --           --

Treasury shares, at cost              --          --           --            --     125,408         (476)           --           --

Net income                            --          --           --            --          --           --         1,162        1,162

Mark to market - interest
   rate swap                          --          --          292            --          --           --           292           --
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive income                  --          --           --            --          --           --         1,454           --
------------------------------------------------------------------------------------------------------------------------------------
Balance, January 3, 2004       7,102,200  $       71   $     (792)   $   40,133   3,348,228   $   (1,438)   $       --   $  (15,503)
====================================================================================================================================

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                           Consolidated Statements of Cash Flows
                                                                  (In Thousands)
================================================================================

                                                                   January 3,   December 28,  December 29,
                                                                      2004          2002          2001
----------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
  Net income / (loss)                                               $ 1,162       $(2,084)      $   638
  Adjustments to reconcile net income / (loss) to net cash
    provided by operating activities:
      Minority interests                                                (80)         (834)           98
      Depreciation and amortization                                   2,458         2,065         1,066
      Loss on impairment of Rockland                                  1,574            --            --
      Loss on impairment of discontinued operations, net                 --         3,965            --
      Deferred income taxes                                             946        (1,350)         (142)
      Equity in (income) loss of joint ventures and affiliates         (107)          193           (60)
      Net (gain) loss on equipment sales and disposal                    17           (24)           57
      Other non - cash items charged to income                           34            38           100
      Changes in:
        Accounts receivable                                          (1,636)        1,935        (1,522)
        Inventories                                                   3,757        (3,899)        3,758
        Prepaid expenses and other assets                              (515)         (830)          554
        Advances to affiliates                                         (553)        1,163           999
        Accounts payable and accrued expenses                           802         2,008        (1,273)
----------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities                   7,859         2,346         4,273
----------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
  Investments in affiliates, net                                       (281)         (820)           --
  Advances to affiliates                                                 --            --          (600)
  Increase in equity interests, net of cash acquired                     --            --         1,986
  Fixed asset purchases                                              (2,928)       (6,587)       (2,555)
  Dividends paid to minority stockholders                              (744)           --            --
  Proceeds from sale of fixed assets                                      1            33           100
----------------------------------------------------------------------------------------------------------
          Net cash used in investing activities                      (3,952)       (7,374)       (1,069)
----------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
  Repayment of capital lease                                           (171)         (153)         (181)
  Increase (decrease) in note payable - banks                           760         5,701           440
  Decrease in note payable - other                                     (200)         (200)           --
  Net proceeds from / (repayment of) revolving credit facility       (5,277)        1,711        (2,006)
  Proceeds from long-term debt                                           --            --           118
  Purchase of treasury stock                                           (476)         (720)         (225)
----------------------------------------------------------------------------------------------------------
          Net cash provided by (used in) financing activities        (5,364)        6,339        (1,854)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                 (1,457)        1,311         1,350
Cash and cash equivalents, beginning of period                        3,158         1,847           497
----------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                            $ 1,701       $ 3,158       $ 1,847
==========================================================================================================

                                  See Notes to Consolidated Financial Statements

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies

            The Company

            Prior to January 2004, General Bearing Corporation ("General") and subsidiaries (collectively, "the Company") operated in two business segments: bearings and machine tools. In December 2002, the Company's Board of Directors and management adopted a plan to discontinue the operations of the machine tools segment by sale of the assets during 2003. Accordingly, pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the Company's prior year financial statements have been reclassified to segregate discontinued operations from continuing operations.

            In December 2003, the Company completed management's previously adopted plan and disposed of the assets and liabilities of General Ball & Roller, Inc. ("GBR" or "WMW", formerly known as WMW Machinery Company, Inc.) and its interest in World Machinery Works, S.A. ("W.M. Works") to two separate entities, that are majority owned by an officer of General (see Note 12 to the financial statements).

            Additionally, in December 2003, the Company decided to dispose of Rockland Manufacturing Company ("Rockland") in 2004 by way of abandonment, which would entail the termination of Rockland's operations and liquidation of its assets. During 2003, Rockland wrote down its net assets to the value expected to be recognized, based upon current market prices, prior to abandonment in 2004 and General recorded an impairment write-down of $2,289,000.

            >> Continuing Operations (Bearing Segment). The Company, primarily through General and its 50% or more owned joint ventures, Ningbo General Bearing Company, Ltd. ("NGBC"), Jiangsu General Ball and Roller Company, Ltd. ("JGBR") and Rockland, manufactures, sources, assembles and distributes a variety of bearings and bearing components, including ball bearings, tapered roller bearings, spherical roller bearings and cylindrical roller bearings. Under the Hyatt(R)and The General(R)trademarks, the Company supplies original equipment manufacturers ("OEMs") and the industrial aftermarket, both primarily in the United States and Asia. The Company's products are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty truck trailers, office equipment, machinery and appliances.

            >> Discontinued Operations (Machine Tools Segment). The Company manufactured machine tools through its majority owned subsidiary W.M. Works. The Company, through GBR, a wholly-owned subsidiary of General Bearing Ball & Roller, Inc. ("GBBR" or "World", formerly known as World Machinery Company), distributed machine tools in North America. The Company also distributed machine tools in other countries through its majority-owned subsidiary, World Machinery Group, BV ("WMG").

                  Based on several years of disappointing performance of the machine tools segment and the Company's desire to focus its resources on its core business, the Company's Board of Directors and management adopted a plan to discontinue the operations of the machine tools segment by sale of the net assets during 2003. During 2002, the Company reduced the net asset carrying amounts of the machine tools segment to zero and recorded an impairment writedown associated with discontinued operations of approximately $2,242,000.

                  In December 2003, WMG sold its interest in W.M. Works to Machinery Works Holding, LLC, an entity that is majority owned by an officer of General, for: (a) $500,000, $250,000 of which is payable in December 2004 and $250,000 of which is payable in December 2005, (b) contingent consideration, equal to the greater of 2% of sales or 25% of EBITDA of W.M. Works, up to $4,000,000 cumulatively, payable quarterly in arrears and (c) assumption of GBBR's liability in the arbitration with the

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Romanian authority for Privatization and Management of State Ownership (see Note 16).

            Additionally, the Company sold the assets and liabilities of GBR to World LLC, another entity that is majority owned by the same officer, for: (a) $250,000 in cash and (b) a note for $250,000, payable in twelve monthly installments of approximately $20,833 plus interest at 4% per annum.

            In conjunction with the sale of the machine tools segment, the Company recognized total gains amounting to $800,000.

            Summary of Significant Accounting Policies

            Principles of Consolidation: The accompanying consolidated financial statements include the accounts of General, its wholly owned subsidiaries and all joint ventures in which General maintains control and has at least a 50% ownership share. The Consolidated Statements of Operations have been restated to reflect the results from discontinued operations of the machine tools segment as a single line item for all years presented. Investments in other joint ventures are carried under the equity method. The fiscal years ended January 3, 2004, December 28, 2002, and December 29, 2001 are referred to as fiscal 2003, fiscal 2002, and fiscal 2001, respectively.

            All significant intercompany accounts and transactions have been eliminated.

            Fiscal Year: The reporting period for the Company is a 52-53 week fiscal year. There were 53 weeks in the period ended January 3, 2004, and 52 weeks in the periods ended December 28, 2002 and December 29, 2001.

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

            NN General, LLC ("NNG") established in March 2000, was initially a 50% owned joint venture with NN Ball & Roller, Inc. ("NN"), an unrelated party. Pursuant to the terms of this venture, General assigned its 60% interest in JGBR to NNG. General's initial cash investment in NNG was $100,000. General also advanced NNG loans amounting to approximately $2,767,000 including interest at the applicable federal rate. On December 27, 2001, General and NN contributed all loans and accrued interest advanced to NNG to NNG's capital and General purchased NN's 50% interest for cash and notes valued at approximately $3.9 million (book value), effectively increasing General's interest in JGBR back to 60%. On June 30, 2002, NNG's ownership in JGBR was reduced to 51% by agreement of the partners, and in conjunction with commitments by the partners to

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            increase the JGBR registered capital and contribute additional capital reflective of the new ownership percentages.

            JGBR, established in 1999, is a joint venture with Jiangsu Lixing Steel Ball Factory ("JSBF"), an unrelated party. Located in Rugao City, China, this venture is comprised of the operations of JSBF, a manufacturer of rolling elements for bearings. Effective with General's acquisition of NN's interest in NNG, the operations of JGBR have been fully consolidated.

            Rockland, a general partnership, is owned equally by General and Wafangdian USA, Inc., a wholly owned subsidiary of Wafangdian Bearing Company, Ltd. ("WFGDN"). Rockland's principal business is the design and manufacture of cylindrical roller and spherical roller bearings and bearing components. Substantially all of Rockland's inventory (see below) is purchased on a consigned basis from WFGDN, or Wafangdian General Bearing Company, Ltd. ("WGBC", see below), a foreign joint venture in which General owns a minority interest. Substantially all of Rockland's production is sold to General. In December 2003, the Company decided to dispose of Rockland in 2004 by way of abandonment, which would entail the termination of Rockland's operations and liquidation of its assets. During 2003, Rockland wrote down its net assets to the fair market value expected to be recognized through operations and liquidation prior to abandonment in 2004 and General recorded an impairment write-down of $2,289,000.

            General IKL Corporation ("IKL") is an inactive joint venture with a partner located in the former Republic of Yugoslavia in which General holds a 50% interest.

            GBBR, is a holding company and is 100% owned by General. GBBR owns 2,950,000 shares of General's common stock which have been treated as treasury stock in the consolidated financial statements.

            A summary of joint ventures (all in continuing operations) in which the Company held less than a 50% interest as of January 3, 2004 are as follows:

            Shanghai General Bearing Company, Ltd. ("SGBC") was established in 1987 as a 25% owned joint venture with Shanghai Roller Bearing Factory ("SRBF"), located in Shanghai, PRC. The venture is a limited liability company formed in accordance with PRC law. SGBC produces tapered roller bearings, which the Company imports into the U.S. for further assembly, inspection, testing and distribution. In November 2001, General and SRBF agreed to a new joint venture contract whereby ownership would be shared equally, with General assuming control of operations and contributing an additional $3 million through 2004. At January 3, 2004, General has satisfied $2 million of this requirement. In April 2004, General satisfied the remaining $1 million investment obligation. The official business license for the revised joint venture company was granted in February 2002. General maintains the exclusive right to sell the products of SGBC in the United States.

            Shanghai Pudong General Bearing Company, Ltd. ("SPGBC") is a 25% owned joint venture with Shanghai Xiua Industrial Corporation. Located in the Pudong Industrial Zone of Shanghai, China, this venture produces ball bearings for sale in the U.S. by General.

            WGBC is a 25% owned joint venture with Wafangdian USA, Ltd. This venture produces components for spherical roller bearings and railroad bearings in the PRC. General sells WGBC's products in the United States.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Discontinued Operations:

            GBR was a wholly owned subsidiary of GBBR. GBR was engaged in the distribution of machines and machine tools in North America, principally to machine tool dealers and manufacturing companies.

            WMG is a 60% owned joint venture of GBBR located in the Netherlands, whose principal asset was a 60% interest in W.M. Works, a Romanian manufacturer of machine tools acquired during 1998 pursuant to Romania's privatization program. The majority of W.M. Works' sales were made through WMG, which utilizes independent regional sales agencies.

            Revenues for discontinued operations for each of the three fiscal years in the period ended January 3, 2004 were $8,353,000, $8,613,000 and $11,179,000, respectively.

            Cash Equivalents: The Company considers all investments in highly liquid debt instruments with maturities of three months or less from date of purchase and money market funds to be cash equivalents. Approximately $163,000 of cash reflected on the January 3, 2004 balance sheet is restricted because it secures a letter of credit, guaranteeing the return of a customer deposit in the event of non-delivery.

            Inventories: Inventories are stated at the lower of cost (first-in, first-out method) or market.

            Rockland maintains the right to return all unsold inventory and is obligated to remit payment for inventory only upon sale. Accordingly, the Company treats these materials to be inventory held on consignment and has not recorded them in inventory at January 3, 2004, December 28, 2002 and December 29, 2001. Inventory at January 3, 2004 and December 28, 2002 consists of approximately $200,000 and $1,686,000, respectively, exclusive of goods on consignment. The consigned inventory amounted to approximately $1,798,000 and $2,604,000 at January 3, 2004 and December 28, 2002, respectively.

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

            For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge, such as the swap agreement, (i.e. hedging the exposure of variability of expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated Comprehensive Income (a component of stockholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e. the ineffective portion of any portion of the derivative excluded from the assessment of effectiveness) is recognized in earnings in the current period. For derivative instruments not designated as hedged instruments, changes in their fair values are recognized in earnings in the current period.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Comprehensive income for each of the three years in the period ended January 3, 2004 is presented in the Statements of Changes in Stockholders' Equity.

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

            Evaluating Recoverability of Long Lived Assets: The Company reviews the carrying values of its long lived and identifiable intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company assesses recoverability of these assets by estimating future nondiscounted cash flows. Any long lived assets held for disposal are reported at the lower of their carrying amounts or fair value less cost to sell. During 2002, the Company recorded an impairment write-down, net of related tax effects, on assets associated with discontinued operations of approximately $2,242,000. Any long lived assets to be disposed of by abandonment are reported at the estimated value expected to result from the use and eventual disposition of the asset. During 2003, the Company recorded an impairment write-down of $2,289,000 associated with management's decision to abandon Rockland in 2004.

            Revenue Recognition: The Company recognizes revenue when products are shipped and title passes to the customer. Selling prices are fixed based on purchase orders or contractual arrangements. Customer acceptance and account collectibility can be reasonably assured as write-offs of accounts receivable have historically been low. The Company provides, as a reduction in sales, for anticipated returns and allowances on defective merchandise based on known claims and an estimate of anticipated returns in accordance with SFAS No. 5.

            Shipping and Handling Costs: The Company accounts for certain shipping and handling costs as a component of "Selling, general and administrative expenses." These costs represent primarily the freight and direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to the Company's customers. Total costs were $1,136,000, $1,200,000, and $644,000 in fiscal years 2003, 2002 and 2001, respectively.

            Advertising: Advertising costs are expensed as incurred. Advertising expense for each of the three fiscal years in the period ended January 3, 2004 was $49,000, $91,000, and $150,000, respectively.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Income Taxes: General files a consolidated federal income tax return with its wholly owned subsidiaries. State and local tax returns are filed separately by the entities.

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

            The fair value of financial instruments, including cash, accounts receivable and accounts payable, approximate their carrying value because of the current nature of these instruments. The carrying amounts of the Company's notes payable - bank and long-term debt - bank approximate fair value because the interest rates on these instruments are subject to changes with market interest rates. To reduce its exposure to fluctuations in interest rates, the Company is party to an interest rate swap with its bank (Note 8). The Company determines the fair value of the swap in conjunction with its lending institution. It is not practical to determine the fair value of receivables from, payables to and long-term debt payable to affiliates and other because of the nature of their terms.

            Concentration of Credit and Other Risk: Financial instruments which potentially subject the Company to credit and concentration risk consist principally of accounts receivable and foreign currency transactions. The Company extends credit based on an evaluation of the customer's financial condition, generally without requiring collateral. Collection of these receivables is dependent on the ability of customers to generate cash flow to meet these obligations. Substantially all of the Company's receivables are expected to be collected within one year. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses.

            The Company obtained 78%, 76%, and 76% of its bearing and component requirements from various related party Chinese joint ventures in the fiscal years ended 2003, 2002 and 2001, respectively. Any disruption in the supply of bearings and bearing components from the PRC could have a material adverse effect on the Company's business. In fiscal years 2003, 2002 and 2001, respectively, the Company obtained 86%, 57% and 51% of its machine tool requirements from various companies in Romania.

            Any significant changes in exchange rates between the U.S. Dollar and the Chinese Renminbi could have a material effect on the Company's financial statements.

            Cash accounts at financial institutions from time to time may exceed the federal depository insurance coverage limit.

            Foreign Currency Translation: Foreign currency financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period end for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a separate component of stockholders' equity. For foreign operations where the U.S. dollar is the functional currency and for countries which are considered highly inflationary, translation practices differ in that inventories, properties, accumulated depreciation and depreciation accounts are translated at historical rates of exchange and translation adjustments are included in earnings. Gains and losses from foreign currency transactions are included in earnings. All foreign subsidiaries, except for W.M. Works, use the local currency as the functional currency. The effect on cash of foreign currency translations is not material.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 1.     The Company and Summary of Significant Accounting Policies,
            (Continued)

            Stock-Based Compensation: On December 31, 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," by providing alternative methods of transition to SFAS No. 123's fair value method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure requirements of SFAS No. 123. The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock options to key associates and directors. Under APB Opinion No. 25, if the exercise price of the Company's stock options equals the market price of the underlying common stock on the date of grant, no compensation expense is required. If compensation cost for General's stock option plan had been determined in accordance with SFAS No. 123, net income / (loss) would have been increased / (decreased) by approximately $(75,000) or ($.02) per diluted share, $262,000 or $.07 per diluted share, and ($138,000) or ($.03) per diluted share for the fiscal years ended 2003, 2002 and 2001, respectively.

            Income / (Loss) Per Common Share: Income / (loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the year. Basic income / (loss) per share excludes and diluted income / (loss) per share includes any dilutive effects of options, warrants, and convertible securities.

            Reclassification: Certain prior year amounts have been reclassified to conform with the current year presentation. The Consolidated Statements of Operations have been reclassified to reflect the results from discontinued operations of the machine tools segment as a single line item for all years presented.

            Recent Accounting Standards: In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities (FIN46). FIN 46 requires a variable interest entity ("VIE") to be consolidated when a company is subject to the majority of the risk of loss from the VIE's activities or is entitled to receive the majority of the entity's residual returns, or both. In December 2003, the FASB issued a revision to FIN 46 (FIN 46R) which partially delayed the effective date of the interpretation to March 31, 2004 and added additional scope exceptions. Adoption of FIN 46R is not expected to have a material impact on the Company's financial position or results of operations.

Note 2.     Inventories

            Inventories are comprised as follows at: (In Thousands)

                                                      January 3,    December 28,
                                                         2004           2002
            --------------------------------------------------------------------
            Bearings and Bearing Products
              Finished goods                           $ 9,931        $ 9,686
              Raw materials, purchased parts and work-
                in process                              12,706         18,532
            --------------------------------------------------------------------
                                                       $22,637        $28,218
            ====================================================================

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 3.     Prepaid Expenses and Other Current Assets

            Prepaid Expenses and Other Current Assets are comprised as follows at: (In Thousands)

                                                       January 3,   December 28,
                                                          2004          2002
--------------------------------------------------------------------------------

     Advances to suppliers                              $  302        $  771
     Prepaid real estate taxes                             134           177
     Prepaid insurance                                     248           149
     Related party receivable - sale of machine tools      500            --
     Sundry receivables                                    420           427
     Other prepaids                                        260           239
--------------------------------------------------------------------------------
                                                        $1,864        $1,763
================================================================================

Note 4.     Fixed Assets

            Fixed Assets are comprised as follows at: (In Thousands)

                                                     January 3,     December 28,
                                                        2004            2002
--------------------------------------------------------------------------------

     Land and buildings                               $ 5,778         $ 6,153
     Machinery and equipment                           22,168          19,730
     Furniture and fixtures                             1,568           1,363
     Leasehold improvements                               888             808
     Software                                             887             867
     Transportation equipment                             668             510
--------------------------------------------------------------------------------
                                                       31,957          29,431
     Less: accumulated depreciation and
       amortization                                    10,475           8,123
--------------------------------------------------------------------------------
                                                      $21,482         $21,308
================================================================================

            Machinery and equipment at January 3, 2004 includes construction in process of $190,000. The estimated cost to complete construction in process is $127,000.

            Depreciation expense was $2,354,000, $1,855,000 and $995,000, respectively for each of the three years in the period ended January 3, 2004. Amortization expense was $104,000, $104,000 and $71,000, respectively for each of the three years in the period ended January 3, 2004.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 5. Investments in, Advances to and Accounts Receivable from Joint Ventures and Affiliates

            Investments in, Advances to and Accounts Receivable from Joint Ventures and Affiliates consist of the following at: (In Thousands)

                                                            January 3,  December 28,
                                                               2004        2002
------------------------------------------------------------------------------------
     Investments:
       Shanghai General Bearing Company, Ltd.  (b)            $2,826      $2,573
       Shanghai Pudong General Bearing Company, Ltd. (a)         147         161
       Wafangdian General Bearing Company, Ltd.                  389         432
------------------------------------------------------------------------------------
                                                               3,362       3,166
------------------------------------------------------------------------------------

     Advances and Accounts Receivable:
     Short-Term
       Shanghai Pudong General Bearing Company, Ltd. (a)          77          79
       Shanghai General Bearing Company, Ltd.                     18          89
       Wafangdian General Bearing Company, Ltd.                   --          18
------------------------------------------------------------------------------------
                                                                  95         186
------------------------------------------------------------------------------------
                                                              $3,457      $3,352
====================================================================================

            (a) General contributed $150,000 in fiscal 1998 representing its interest in the registered capital. The advances related to inventory returned to SPGBC. General is not required to contribute additional capital.

            (b) In April 2004, General satisfied its remaining $1,000,000 investment obligation under the November 2001 revised joint venture contract (see Note 1). Condensed financial data of SGBC are as follows: (In Thousands)

                                                       January 3,   December 28,
                 Balance Sheet:                           2004          2002
--------------------------------------------------------------------------------

      Current assets                                    $ 7,702       $ 6,986
      Total assets                                       11,783        10,614
      Current liabilities                                 6,393         5,329
      Total liabilities                                   6,393         5,329
      Ventures' equity                                    5,390         5,285

                                         January 3,   December 28,  December 29,
             Income Statement:              2004          2002          2001
--------------------------------------------------------------------------------

      Net sales                           $15,185       $15,172       $13,763
      Gross profit                          1,662         1,485         1,067
      Operating income                        442           791           239
      Net income                              373           531            83

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 6.     Notes Payable - Banks

            JGBR has short - term unsecured notes payable aggregating $6,341,000, with various interest rates ranging from 4.425% to 5.115%, maturing throughout 2004.

            NGBC has a short - term government loan in the amount of $2,514,000, with an interest rate of 4.43%, maturing on October 7, 2004. The loan is secured by NGBC's taxes receivable.

            GBR has a short - term bank loan in the amount of $166,000. The loan is secured by a deposit of restricted cash.

Note 7.     Accrued Expenses and Other Current Liabilities

            Accrued Expenses and Other Current Liabilities consist of the following: (In Thousands)

                                                                January 3,   December 28,
                                                                  2004          2002
-----------------------------------------------------------------------------------------
      Payroll and related benefits                               $  718        $  522
      Sales commissions                                             186           174
      Sales rebates                                                 265           234
      Swap obligations                                              791         1,084
      Professional fees                                             359           374
      Taxes                                                         220           320
      Dividends payable to joint venture minority stockholder       957           659
      Foreign statutory reserves                                    967           652
      Other                                                         381            88
-----------------------------------------------------------------------------------------
          Total                                                  $4,844        $4,107
=========================================================================================

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 8.     Long - Term Debt

            Long - Term Debt consists of the following at: (In Thousands)

                                                      January 3,    December 28,
                                                         2004          2002
--------------------------------------------------------------------------------

     Bank and other:
       Bank revolving line of credit (a)              $  9,181            --
       Notes payable (b)                                 6,021         7,368
       Long - term lease obligations (See Note 15)         296           468
--------------------------------------------------------------------------------
                                                        15,498         7,836
     Less current maturities                              (412)         (396)
--------------------------------------------------------------------------------
                                                        15,086         7,440
     Affiliates:
       General IKL Corp.                                   180           619
--------------------------------------------------------------------------------
     Total long - term debt                           $ 15,266       $ 8,059
================================================================================

            (a) General is obligated to a bank under a revolving line of credit, which expires on July 31, 2006. The credit agreement provides General with a secured line of credit of up to $23 million through September 30, 2004 and $21 million thereafter for acquisitions, working capital and general corporate purposes. The maximum amount available is reduced by outstanding letters of credit. Interest on outstanding obligations is payable at either the bank's prime rate plus up to 1.75%, or LIBOR plus 1.75% to 2.75%. These percentages are determined quarterly based upon the financial performance of General. The average monthly rate in effect at January 3, 2004 was 6.35%. There is also a revolving commitment fee of .375% of unused availability. The loan is secured by General's assets. The credit agreement also contains certain restrictive covenants, which include, among others, maintenance of financial ratios relating to funded debt, fixed charge coverage and interest coverage and limitations on capital expenditures and investments. General is in compliance with all of its loan covenants.

                  As of January 3, 2004, borrowing under the credit line amounted to $9,181,000, and letter of credit commitments under this credit line amounted to $1,164,000.

                  As of January 3, 2004, General had $6.3 million outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the year ended January 3, 2004, the Company's interest rate swap agreement resulted in additional expense of approximately $411,000.

            (b) JGBR has long-term unsecured notes payable aggregating $3,116,000, with various interest rates ranging from 4.65% to 5.115%, maturing between 2005 and 2007.

                  General has a long - term note payable of $2,905,000. The interest rate on the note is the 30 day LIBOR plus 1.5%. Annual principal installments of $200,000 plus accrued interest commenced December 2002, and will continue through December 2005. In December 2006, the outstanding principal balance is payable.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 8.     Long - Term Debt, (Continued)

            Long - Term Debt as of January 3, 2004 is payable as follows: (In Thousands)

     2004                                                               $    412
     2005                                                                  2,167
     2006                                                                 12,298
     2007                                                                    613
     2008                                                                      8
     Thereafter                                                               --
--------------------------------------------------------------------------------
                                                                        $ 15,498
================================================================================

Note 9.     Income Taxes

            Federal, state and local income (taxes) / benefits consist of the following for the fiscal year ended: (In Thousands)

                                     January 3,     December 28,    December 29,
                                       2004             2002           2001
--------------------------------------------------------------------------------

      Deferred:
        Federal                      $(1,105)         $ 1,188          $ 299
        State and local                 (112)             160             38
        Foreign                           --               --           (195)
--------------------------------------------------------------------------------
                                      (1,217)           1,348            142
--------------------------------------------------------------------------------

      Current:
        Federal                          557             (345)          (431)
        State and local                   57              (86)          (118)
        Foreign                           83             (248)           (41)
--------------------------------------------------------------------------------
                                         697             (679)          (590)
--------------------------------------------------------------------------------
                                     $  (520)         $   669          $(448)
================================================================================

            The major elements contributing to the difference between the Federal statutory rate and the Company's effective tax rate on income from continuing operations are as follows:

                                                      January 3,    December 28,  December 29,
                                                        2004           2002           2001
----------------------------------------------------------------------------------------------
      Statutory rate                                    34.0%          34.0%          34.0%
      State and local income taxes
        less federal income tax benefit                  2.2            1.8            5.4
      Tax effect of differences between
        U.S. statutory and foreign effective rates      (7.4)          (2.0)         (42.9)
      Dividends recorded                                  --            5.7           23.4
      Other differences                                  1.6            2.6            1.6
----------------------------------------------------------------------------------------------
          Effective rate                                30.4%          42.1%          21.5%
==============================================================================================

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 9.     Income Taxes, (Continued)

            Temporary differences which give rise to a significant portion of deferred tax assets and liabilities are as follows: (In Thousands)

                                                       January 3,   December 28,
                                                          2004          2002
--------------------------------------------------------------------------------
      Gross deferred tax assets
        Accounts receivable and inventory allowances    $   615       $   532
        Net operating loss carryforwards                  1,741         1,471
        Loss from discontinued operations                   647         1,774
        All other                                           120           253
--------------------------------------------------------------------------------
                                                          3,123         4,030
      Gross deferred tax liabilities
        Plant and equipment depreciation differences       (392)         (335)
        Foreign income                                     (441)         (308)
        All other                                           (53)          (57)
--------------------------------------------------------------------------------
                                                          2,237         3,330
      Valuation allowance                                (1,471)       (1,617)
--------------------------------------------------------------------------------
      Net deferred tax asset                            $   766       $ 1,713
================================================================================

            The net deferred tax asset of $766,000 consists of deferred tax assets of $1,652,000 and deferred tax liabilities of $886,000.

            The Company has provided a valuation allowance against all of the deferred tax assets of World.

            The valuation allowance has increased/(decreased) by ($146,000), ($672,000) and ($599,000) in fiscal years 2003, 2002 and 2001, respectively.

            As of January 3, 2004, the Company had aggregate federal tax loss carryovers of approximately $5.3 million, which may be used to offset future taxable income of certain of its subsidiaries, expiring at various dates through the fiscal year 2023.

Note 10.    Discretionary Profit-Sharing Plan

            The Company maintains a profit-sharing plan covering eligible salaried and non-union employees. Contributions are made to the plan at the discretion of the management of the Company. The Company recorded expense of approximately $80,000, $78,000, and $0 in fiscal years 2003, 2002 and 2001, respectively.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 11.    Other Expenses, Net

            Other Expenses consist of the following for the fiscal years ended:
            (In Thousands)

                                               January 3,   December 28,  December 29,
                                                  2004          2002          2001
--------------------------------------------------------------------------------------
      Interest expense                          $ 1,324       $ 1,679       $ 1,237
      Interest income                               (12)          (82)         (251)
--------------------------------------------------------------------------------------

      Interest, net                               1,312         1,597           986
      Equity (income) / loss in affiliates         (107)          193           (60)
      Foreign currency exchange gain                 (1)          (40)           --
      Legal settlement                               --            --           763
      Other                                          93            47            --
--------------------------------------------------------------------------------------
                                                $ 1,297       $ 1,797       $ 1,689
======================================================================================

Note 12.    Transactions with Affiliates and Other Related Parties

            General made purchases of approximately $9.0 million, $9.5 million and $11.4 million from its joint ventures and affiliates in fiscal years 2003, 2002 and 2001, respectively.

            The Company leases property from Gussack Realty Company ("GRC"), an entity owned by the principal stockholders of General. The Company entered into a lease agreement with GRC for its premises effective November 1, 1996 for an initial term of seven years. On November 1, 2003, the Company entered into a new lease agreement with GRC for a term of ten years, with the Company having the option to extend the lease for an additional five years. Rent and real estate taxes paid to this affiliate totaled $1,342,000, $1,450,000 and $1,373,000 in fiscal 2003, 2002 and 2001, respectively.

            From 1995 through May 2001, the Company and GRC were plaintiffs and counterclaim defendants in an action against Xerox for contamination to real property owned by GRC and previously leased by the Company from GRC. The action resulted in a judgment against Xerox for $1,111,483 (including sanctions awarded of $27,898) which, together with interest of $883,048 amounted to a total recovery of $1,994,530. The jury rejected Xerox's counterclaim in its entirety.

            Inasmuch as the judgment against Xerox was expressly for damage to GRC's property, and GRC expended $2.5 million in both the prosecution of GRC's and the Company's claims, and defense of Xerox's counterclaims against GRC and the Company, on May 29, 2001, the Company and GRC entered into an agreement whereby (i) the Company waived any interest in the judgment, (ii) the Company agreed to reimburse GRC $763,387 over the next four years with interest at 8.4% per annum from the date of the agreement, representing 30% of the litigation costs in the action and (iii) GRC released the Company from any further claims for indemnification for litigation expenses in connection with the action. Even though the Company was not legally or contractually obligated to reimburse GRC, a related party, the Company agreed to enter into the reimbursement agreement because the Company believed it was fair and equitable to do so as GRC had paid legal expenses for the benefit of the Company. The reimbursement is being paid to GRC in the form of additional rent payments by the Company of $18,780 per month for 48 months beginning in June, 2001. The entire amount of the reimbursement was charged to operations in fiscal 2001. Through January 3, 2004, the Company has paid $563,000 toward this agreement.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 12.    Transactions with Affiliates and Other Related Parties, (Continued)

            In December 2003, WMG sold all of its interest in W.M. Works to Machinery Works Holding, LLC, an entity that is 51% owned by John Stein, Secretary & General Counsel for the Company, for: (a) $500,000, $250,000 of which is payable in December 2004 and $250,000 of which is payable in December 2005, (b) contingent consideration, equal to the greater of 2% of sales or 25% of EBITDA of W.M. Works, up to $4,000,000 cumulatively, payable quarterly in arrears and (c) assumption of World's liability in the arbitration with the Romanian authority for Privatization and Management of State Ownership. If the matter is not settled and a significant award is entered in favor of APAPS, there could be a materially adverse impact on World's operations and financial condition if the purchaser of the Company's interest in W.M. Works is unable to satisfy the award (See
            Note 16 to the financial statements).

            Additionally, the Company sold the assets and liabilities of GBR to World LLC, an entity that is also 51% owned by John Stein, for: (a) $250,000 in cash and (b) a note for $250,000, payable in twelve monthly installments of approximately $20,833 plus interest at 4% per annum.

            Pursuant to requirements imposed in 1993 by the United States Office of Foreign Assets Control ("OFAC"), at the end of 2002 the Company carried a net payable ("IKL payable") to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. Government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. The Company accrued interest on the balances due to and from this affiliate. In February 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the IKL payable resulting from debt previously discharged through bankruptcy proceeding and interest imposed only as a result of the previously existing sanctions, which the Company disputed.

            The Company currently subleases space to World, LLC. on a month to month basis.

Note 13.    Discontinued Operations

            Based on several years of disappointing performance of the machine tools segment and the Company's desire to focus its resources on its core business, the Company's Board of Directors and management adopted a plan in December 2002 to discontinue the operations of the machine tools segment by sale of the net assets during 2003. In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", prior year statements of operations of the Company have been reclassified to segregate discontinued operations from continuing operations.

            In December 2003, the Company completed management's previously adopted plan and disposed of the assets and liabilities of GBR and WMG's interest in W.M. Works, to two separate entities that are majority owned by an officer of General (see Note 12 to the financial statements).

            The other assets of WMG were not successfully disposed of during 2003 and management currently does not anticipate disposing of them in the foreseeable future. While collectively immaterial, the remaining assets and liabilities of WMG, have been reclassified back to continuing operations in 2003.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 13.    Discontinued Operations, (Continued)

            A detail of the major classes of the assets and liabilities of the discontinued operations is as follows: (In thousands)

                                                         January 3,    December 28,
                           Balance Sheet                   2004            2002
-----------------------------------------------------------------------------------
      Assets:
        Cash                                             $       --    $         52
        Accounts receivable                                      --           1,475
        Inventory                                                --           3,394
        Prepaid expenses and other current assets                --             360
        Fixed assets                                             --           2,297
                                                         --------------------------
      Total Assets                                       $       --    $      7,578
                                                         ==========================

      Liabilities:
        Accounts payable                                 $       --    $      1,866
        Accrued expenses and other current liabilities           --           1,998
        Notes payable - bank                                     --           2,369
        Current maturities of long-term debt                     --              11
        Minority interests                                       --           1,334
                                                         --------------------------
      Total Liabilities                                  $       --    $      7,578
                                                         ==========================

            Condensed statement of operations information of the discontinued operations is as follows: (in thousands)

                                                                 Fiscal        Fiscal         Fiscal
                     Statement of Operations                      2003          2002           2001
----------------------------------------------------------------------------------------------------
      Revenues                                                  $ 8,353       $ 8,613       $ 11,179
                                                                ------------------------------------

      Operating income (loss) from discontinued operations      $    --       $  (689)      $    506
      Impairment loss                                               (13)       (4,017)            --
      Proceeds from sale of discontinued operations                 496            --             --
                                                                ------------------------------------

      Income (loss) before taxes                                    483        (4,706)           506

      Tax benefit (expense)                                        (180)        1,774           (236)
                                                                ------------------------------------

      Net income (loss) from discontinued operations            $   303       $(2,932)      $    270
                                                                ====================================

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

            General estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in the year ended January 3, 2004: no dividend yield, expected volatility of 50.3%, risk free interest rate of 4.01% and expected life of 10 years. For the year ended December 28, 2002, the weighted average assumptions used for grants were: no dividend yield, expected volatility of 53.4%, risk free interest rate of 5.1% and expected life of 10 years.

            The following table summarizes information about General's stock options outstanding at January 3, 2004:

                                                             Options Outstanding
                                           ---------------------------------------------------------
                                                               Weighted Average             Weighted
                                              Number              Remaining                  Average
                                           Outstanding           Life (Years)                 Price
----------------------------------------------------------------------------------------------------
     Exercise prices:
       $2.85 to $3.80                         215,000                7.8                     $ 3.32
       $7.00 to $7.63                         160,800                3.5                     $ 7.02
====================================================================================================

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 14.    Stock Options, (Continued)

            Transactions under the stock option plan are summarized as follows:

                                                       January 3,                  December 28,                 December 29,
                                                          2004                        2002                          2001
                                                ------------------------     ------------------------      ------------------------
                                                                Weighted                     Weighted                      Weighted
                                                                 Average                      Average                       Average
                                                                Exercise                     Exercise                      Exercise
                                                 Shares           Price       Shares           Price        Shares           Price
-----------------------------------------------------------------------------------------------------------------------------------
     Outstanding at beginning of year            382,800         $ 5.00       337,800         $ 6.20        245,300         $ 7.16
     Granted                                       5,000           2.85       125,000           3.05         95,000           3.75
     Exercised                                        --             --        (1,250)          3.75             --             --
     Canceled                                    (12,000)          7.00       (78,750)          7.08         (2,500)          7.00
-----------------------------------------------------------------------------------------------------------------------------------
     Outstanding at end of year                  375,800           4.91       382,800           5.00        337,800           6.20
===================================================================================================================================
     Options exercisable at year end             305,650           5.14       277,200           5.27        185,250           7.20
===================================================================================================================================
     Weighted average fair value of
       options granted during the year                           $ 1.87                       $ 2.02                        $ 2.06
===================================================================================================================================

Note 15.    Earnings per share

            (In Thousands except shares and per share data)

                                                   January 3,     December 28,    December 29,
                                                      2004            2002            2001
----------------------------------------------------------------------------------------------
      Income from continuing operations            $      859      $      848      $      368

      Basic earnings per share computation:
        Weighted average common shares
          outstanding                               3,822,442       3,867,380       4,108,993
        Basic earnings per share from
          continuing operations                          0.22            0.22            0.09

      Diluted earnings per share computation:

        Weighted average common shares
          outstanding                               3,822,442       3,867,380       4,108,993
        Incremental shares from assumed
          exercise of dilutive options                  6,403           7,473              --
----------------------------------------------------------------------------------------------
                                                    3,828,845       3,874,853       4,108,993
----------------------------------------------------------------------------------------------

      Diluted earnings per share from
      continuing operations                        $     0.22      $     0.22      $     0.09
----------------------------------------------------------------------------------------------

            For the fiscal years ended January 3, 2004, December 28, 2002 and December 29, 2001, 245,800, 287,800, and 427,800 options and warrants outstanding, respectively, were anti-dilutive.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 16.    Commitments, Contingencies and Other Comments

            Operating Lease: The Company leases its premises from GRC.

            The estimated future minimum annual rentals under the lease with GRC are as follows: (In Thousands)

     2004                                                               $ 1,384
     2005                                                                 1,245
     2006                                                                 1,208
     2007                                                                 1,221
     2008                                                                 1,281
-------------------------------------------------------------------------------
                                                                        $ 6,339
===============================================================================

            Rent expense was $1,096,000, $1,036,000 and $1,026,000 in fiscal
            2003, 2002 and 2001, respectively.

            Capital Leases: The Company also leases certain equipment under capital leases. The assets acquired under capital leases have a cost of $1,009,000 and accumulated depreciation of $439,000 as of January 3, 2004. Interest rates on the Company's capital leases range from 0% to 7.89%.

            The following is a schedule, by year, of approximate future minimum lease payments under capitalized leases, together with the present value of the net minimum lease payment at January 3, 2004: (In Thousands)

     Payment for the year ending:
       2004                                                               $  224
       2005                                                                   59
       2006                                                                    8
       2007                                                                    9
       2008                                                                    8
--------------------------------------------------------------------------------
       Total minimum lease payments                                          308
       Less: amount representing interest                                     12
--------------------------------------------------------------------------------

       Present value of net minimum lease payments                           296
       Less: current portion                                                 212
--------------------------------------------------------------------------------
       Long - term lease obligation                                       $   84
================================================================================

            General has a management consulting and non-competition agreement with a former officer and shareholder. The agreement, which commenced as of January 1, 2000, provides for monthly payments aggregating $55,000 per annum for ten years. As of January 3, 2004 future payments required under the agreement total $331,200.

            Pursuant to shareholder agreements, the Company (a) owns 60% of WMG
            (b) WMG assumed World's contractual obligation to invest $5.2 million in W.M. Works over five years and agreed to indemnify and hold the Company harmless as to such obligation. The investment was required to be made in cash, machinery, equipment, services, "know how", or any equivalent thereof in any combination. In the event WMG did not make a scheduled investment in W.M. Works, it would have been obligated to pay the State Ownership Fund of Romania ("SOF") a penalty equal to 30% of such amount not invested. The investment obligation was satisfied by the Company within the required timeframe.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 16.    Commitments, Contingencies and Other Comments, (Continued)

            On December 30, 2002, the Romanian authority for Privatization and Management of State Ownership ("APAPS") filed a Request for Arbitration against World, with the International Chamber of Commerce ("ICC"). The action arises out of the contract under which World acquired a majority interest in W.M. Works from the Romanian government in 1998 (the "Contract"). APAPS alleges that World breached its contractual obligation to invest certain sums in W.M. Works in 1999 and 2000, as required under the Contract. APAPS is seeking $570,000 in penalties and damages, together with interest and costs, and any further damages and penalties to which it would be entitled if it establishes that World also failed to make investments required in 2001 and 2002. World's management believes it has fully complied with its investment obligations and has filed an Answer with the ICC disputing the allegations and will vigorously defend the action. World is also considering the filing of claims against APAPS based on APAPS' breach of the Contract by failing to honor a representation and warranty as to the financial condition of W.M. Works, and other acts of the Romanian government which have caused damages to World and W.M. Works. If the arbitration is not settled, an adverse ruling could be materially adverse to World's operations and financial condition.

            As part of the terms of the sale of the Company's interest in W.M. Works, the purchaser of such interest (see Note 12) assumed the liability in connection with the previously disclosed arbitration proceeding filed by APAPS against World.

            In January 2004, the buyer and APAPS agreed to postpone the arbitration proceeding pending settlement discussions and the buyer made a settlement offer to APAPS, which is under consideration by APAPS.

            Additionally, U.S. Customs has a claim against the Company, which the Company believes to be without merit. The Company intends to vigorously defend this claim and believes that the claim will not have a material impact on the financial condition, operations or liquidity of the Company.

            General is currently undergoing a New York State Sales and Use Tax audit for the June 1999 - August 2003 periods. General believes that the audit will not have a material impact on the financial condition, operations or liquidity of the Company.

Note 17.    Financial Information About Geographic Areas

            The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

            During 2001, the Company redefined its operating segments to more accurately reflect those used by management.

            Prior to January 2004, the Company operated in two segments:
            Bearings, which manufactures bearings and bearing components for OEMs and distributors; and Machine Tools, which manufactured machine tools for dealers and manufacturers.

            In December 2002, the Company's Board of Directors and management adopted a plan to discontinue the operations of the Machine Tools segment by sale of the net assets during 2003. As a result, pursuant to SFAS No. 144, the Company has not provided segment information.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 17.    Financial Information About Geographic Areas, (Continued)

            In December 2003, the Company disposed of the assets and liabilities of GBR and its interest in W.M. Works to two separate entities, which are majority owned by an officer of General.

            The following tables present information about the Company's geographic data: (In Thousands)

                                     January 3,     December 28,    December 29,
                                        2004            2002            2001
--------------------------------------------------------------------------------

      Long lived assets:
        United States                 $ 3,206         $ 3,680         $ 3,593
        Europe                             --              --           5,083
        Asia                           18,276          17,628          13,373
--------------------------------------------------------------------------------
          Total                       $21,482         $21,308         $22,049
================================================================================

                                     January 3,     December 28,    December 29,
                                        2004            2002            2001
--------------------------------------------------------------------------------

      Sales:
        United States                 $49,762         $47,164         $43,021
        Asia                           10,067          11,967             540
        Other                           1,634           1,175             913
--------------------------------------------------------------------------------
          Total                       $61,463         $60,306         $44,474
================================================================================

            In fiscal years 2003, 2002 and 2001, the Company had one customer that represented approximately 20%, 22% and 19% of total sales, respectively.

Note 18.    Supplemental Cash Flow Information

            The Company paid interest in the amount of $1,594,000 in fiscal year 2003, $1,844,000 in fiscal year 2002 and $1,172,000 in fiscal year
            2001, and income taxes of $681,000, $325,000 and $318,000 in fiscal years 2003, 2002 and 2001, respectively.

            In December 2003, the Company decided to dispose of Rockland in 2004 by way of abandonment, which would entail the termination of Rockland's operations and liquidation of its assets. During 2003, Rockland reduced its net assets to the fair market value expected to be recognized through operations and liquidation prior to abandonment in 2004 and General recorded an impairment write-down of $2,289,000.

            During fiscal year 2002, the Company converted the $600,000 loan receivable from SGBC to investment pursuant to the November 2001 revised joint venture contract.

            In December 2002, the Company's Board of Directors and management adopted a plan to discontinue the operations of the machine tools segment by sale of the net assets in 2003. The Company recorded an impairment write-down, net of related tax effects, on assets associated with discontinued operations of approximately $2,242,000 in 2002.

            During fiscal year 2001, the Company increased its equity interest in NGBC and JGBR resulting in the consolidation of these entities. The fair value of assets acquired at the date

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 18.    Supplemental Cash Flow Information, (Continued)

            the Company increased its equity interests was approximately $9,577,000 and the Company assumed liabilities of approximately $4,450,000. Total cash paid in these transactions was approximately $1,822,000 and the Company incurred debt amounting to approximately $3,305,000.

Note 19.    Subsequent Events

            In November 2001, General and SRBF agreed to revise the SGBC joint venture contract whereby ownership of SGBC would be shared equally, with General assuming control of operations and investing an additional $3,000,000 during the 2002-2004 period. In April 2004, General made the final contribution as per the revised joint venture contract. Commencing in April 2004, the financial statements of SGBC will be fully consolidated.

            In February 2004, General and SRBF agreed to further revise the joint venture contract such that General would become an owner of 51.39% for an additional investment of $250,000. The Company anticipates making the additional investment of $250,000 in the second quarter of 2004.

Note 20. Quarterly Financial Data (In Thousands except for per share data - Unaudited)

            The net sales and gross profit presented are reflective of continuing operations only.

                                                                                                                       Diluted
                                                        Gross           Net Income           Basic Earnings          Earnings Per
      Fiscal 2003                Net Sales              Profit            (Loss)               Per Share                Share
---------------------------------------------------------------------------------------------------------------------------------
      1st Quarter              $    16,188             $ 4,981           $ 1,068                 $ 0.28                 $ 0.28
      2nd Quarter                   16,085               4,866               531                   0.14                   0.14
      3rd Quarter                   14,582               3,784               236                   0.06                   0.06
      4th Quarter                   14,608               4,232              (673)                 (0.18)                 (0.18)

            The net sales and gross profit presented are reflective of continuing operations only.

                                                                                                                       Diluted
                                                        Gross           Net Income           Basic Earnings          Earnings Per
      Fiscal 2002                Net Sales              Profit            (Loss)               Per Share                Share
---------------------------------------------------------------------------------------------------------------------------------
      1st Quarter              $    15,376             $ 4,483           $   856                 $ 0.21                 $ 0.21
      2nd Quarter                   15,136               4,458               207                   0.06                   0.06
      3rd Quarter                   15,215               4,560               546                   0.14                   0.14
      4th Quarter                   14,579               3,654            (3,693)                 (0.95)                 (0.95)

            Sales:

            First Quarter 2003: The sales volume increase was mainly due to increased sales of tapered roller bearings for heavy duty truck trailers, tapered journal bearings for the railroad industry, and driveline components to the automotive industry.

                                    General Bearing Corporation and Subsidiaries

                                      Notes to Consolidated Financial Statements
================================================================================

Note 20.    Quarterly Financial Data, (Continued)

            Third Quarter 2003: The sales volume decrease was mainly due to seasonality in the automotive industry as well as the timing of shipments of tapered roller bearings for heavy duty truck trailers.

            Fourth Quarter 2002: The sales volume decrease was mainly due to a reduction in sales of tapered roller bearings for heavy duty truck trailers.

            Net income:

            Second Quarter 2003: The reduction in net income is due to increases in salaries and travel expenses. Also, net income was adversely impacted by increased income tax provisions. Additionally, in 1993, sanctions were imposed by the US government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the General IKL payable which the Company disputed. This non - recurring benefit was recorded in the first quarter of 2003.

            Third Quarter 2003: The reduction in net income is primarily related to the reduction in sales volume.

            Fourth Quarter 2003: The reduction in net income is primarily related to the Company's decision to dispose of Rockland Manufacturing Company ("Rockland") by way of abandonment in 2004. In the fourth quarter, Rockland wrote down its net assets to the fair market value expected to be recognized through operations and liquidation prior to abandonment in 2004 and General recorded an impairment write - down of $2,289,000.

            Second Quarter 2002: The reduction in net income is mainly due to increases in salaries, travel, professional fees, promotion and personnel expenses.

            Fourth Quarter 2002: The reduction in net income is primarily attributable to the impairment recorded on the machine tool operations.

                          Supplementary Financial Data
                            Furnished Pursuant to the
                            Requirements of Form 10-K

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
General Bearing Corporation

The audits referred to in our report dated April 2, 2004 relating to the consolidated financial statements of General Bearing Corporation and Subsidiaries, which are referred to in Item 8 of this form 10-K, include the audits of the accompanying financial statement schedules for each of the three years in the period ended January 3, 2004. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based upon our audits.

In our opinion, such financial statement schedules present fairly, in all material respects, the information set forth therein, when considered in relation to the basic financial statements taken as a whole, for each of the three years in the period ended January 3, 2004.


Urbach Kahn & Werlin LLP


New York, New York
April 2, 2004

                                    General Bearing Corporation and Subsidiaries

                  Schedule II - Valuation and Qualifying Accounts (In Thousands)
================================================================================

                         Allowance for Doubtful Accounts

             Column A                                Column B           Column C           Column D                 Column E
-----------------------------------------------------------------------------------------------------------------------------
                                                                          Add              Subtract
                                                    Balance at         Charged to                                  Balance at
                                                    Beginning          Costs and                                     End of
           Description                              of Period           Expenses         Deductions(1)               Period
-----------------------------------------------------------------------------------------------------------------------------
Year ended December 29, 2001
Allowance for doubtful accounts                       $ 988              $ 428               $ 542                   $ 874
=============================================================================================================================

Year ended December 28, 2002
Allowance for doubtful accounts                       $ 874              $  17               $ 556 (2)               $ 335
=============================================================================================================================

Year ended January 3, 2004
Allowance for doubtful accounts                       $ 335              $  88               $  93                   $ 330
=============================================================================================================================

Notes: (1)  Uncollectible accounts written off net of recoveries.

       (2) Includes the impairment recognized in the amount of $350,000 relating to the write-down of allowance for doubtful accounts for machine tools.

                                    General Bearing Corporation and Subsidiaries

       Schedule II - Valuation and Qualifying Accounts, continued (In Thousands)
================================================================================

                              Inventory Allowances

                   Column A                          Column B           Column C           Column D                 Column E
-----------------------------------------------------------------------------------------------------------------------------
                                                                          Add              Subtract
                                                    Balance at         Charged to                                  Balance at
                                                    Beginning          Costs and                                     End of
                  Description                       of Period           Expenses         Deductions(1)               Period
-----------------------------------------------------------------------------------------------------------------------------
Year ended December 29, 2001
Allowance for slow moving and
        obsolescence                                 $ 2,034            $   287             $    --                 $ 2,321
=============================================================================================================================

Year ended December 28, 2002
Allowance for slow moving and
        obsolescence                                 $ 2,321            $   712             $ 1,229 (1)             $ 1,804
=============================================================================================================================

Year ended January 3, 2004
Allowance for slow moving and
        obsolescence                                 $ 1,804            $ 2,640             $   158                 $ 4,286
=============================================================================================================================

Note: (1) Includes the impairment recognized in the amount of $1,119,000 relating to the write-down of inventory reserves for machine tools.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      None.

                                    General Bearing Corporation and Subsidiaries

Item 9A. Controls and Procedures

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Controller. The Company's management, including the CEO and Controller, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions: Based upon the Controls Evaluation, the CEO and Controller have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accordance with SEC requirements, the CEO and Controller note that, since the date of the Controls Evaluation to the date of this report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses, except as follows:

Following the Company's discovery of the conduct at SGBC which formed the basis of the lawsuit and arbitration proceeding described in Item 3, the Company has taken the following measures: (a) replacement of the individuals who it determined were involved in the wrongful conduct; and (b) implementation of a dual signature requirement for certain SGBC expenditures.

Notwithstanding the conclusions drawn by the CEO and Controller in the paragraph above, the Company believes that disclosure controls can be enhanced through the employment of a financial controller in China. However, the Company has had difficulty in locating a qualified financial controller in China over the past two years, and has recently retained a recruiting firm to assist in finding a suitable financial controller, in China, responsible for financial oversight and reporting of the joint ventures.

PART III

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company are as follows:

NAME                           AGE     POSITION
----                           ---     --------

Seymour I. Gussack.............80      Chairman of the Board of Directors
David L. Gussack...............47      Chief Executive Officer and Director
Robert E. Baruc................52      Director
Peter Barotz...................76      Director
Nina M. Gussack................48      Director
Barbara M. Henagan.............45      Director
Ronald Fetzer..................40      Director
Thomas J. Uhlig................54      President
Corby W. Self..................47      Vice President - Ball & Roller Operations
William F. Kurtz...............46      Vice President - Director of Operations
Joseph J. Hoo..................69      Vice President - Advanced Technology and
                                       China Affairs

Set forth below is certain additional information with respect to the Directors, and executive officers.

SEYMOUR I. GUSSACK founded the Company in 1958 and has served as Chairman of the Board of Directors and a Director of General Bearing since its formation. Seymour I. Gussack is a Director of SGBC, NGBC and JGBR. He is also the Chairman of the Board of Directors and a Director of World and a member of GRC. See "Certain Relationships and Related Transactions". Seymour I. Gussack's son is David L. Gussack, CEO of the Company and a Director. Seymour I. Gussack is also the father of Nina M. Gussack, Director and father-in-law of Robert E. Baruc, Director.

DAVID L. GUSSACK became Chief Executive Officer of the Company in February 2004 and has been a Director of the Company since 1987. David L. Gussack has held various positions with the Company since 1979, including President from 1993 to February 2004, Executive Vice President from 1991 to 1992, General Manager of the OEM Division from 1988 to 1990, Supervisor and Coordinator, Hyatt Absorption Project from 1987 to 1988, Plant Manager from 1986 to 1987, Office Facilities Manager from 1985 to 1986, and Manager of Special Projects from 1983 to 1985. David L. Gussack is a Director of SGBC, NGBC and JGBR. He also is a Director of World and a member of GRC. See "Certain Relationships and Related Transactions." David L. Gussack is a graduate of the University of Pennsylvania. David L. Gussack's father is Seymour I. Gussack, Chairman of the Board of Directors of the Company. David L. Gussack is also the brother of Nina M. Gussack, Director, and brother-in-law of Robert E. Baruc, Director.

THOMAS J. UHLIG became President of the Company in February 2004. He served as Executive Vice President from 2003 to February 2004. Mr. Uhlig came to General Bearing Corporation from The Timken Company where he was Vice President of the Timken Super Precision Group from 1998 to 2002. His prior experiences include senior management positions as President of Johnstown America Corporation, Director of Manufacturing for Timken's North and South America Operations and President of MPB Corporation. Mr. Uhlig holds BS and MBA degrees from the University of Rhode Island.

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

ROBERT E. BARUC has been a Director of the Company since February 1997. From August 2001 to present Mr. Baruc has been President of Screen Media Films, a feature film acquisition and marketing company, which distributes to the U.S. home video market through Universal Studios Home Entertainment. From August 1993 to December 2000 Mr. Baruc was President and CEO of A-Pix Entertainment an independent distributor of film and television programming. He was also Executive Vice President from 1994 to 1998 and Co-President from 1999 to 2000 of A-Pix's parent company Unapix Entertainment Inc. Mr. Baruc was President of two other home video distribution companies, Triboro Entertainment from 1992 to 1993 and Academy Entertainment from 1986 to 1991. He is the son-in-law of Seymour I. Gussack, Chairman of the Board of Directors and the brother-in-law of David L. Gussack, CEO of the Company and Director, and Nina M. Gussack, Director.

PETER BAROTZ has been a Director of the Company since December 30, 1997. For the past 25 years, Mr. Barotz has been the President of Panda Capital Corporation.

NINA M. GUSSACK has been a Director of the Company since February 1997. Ms. Gussack has been litigation partner at the law firm of Pepper Hamilton LLP in Philadelphia, Pennsylvania since 1987. She is a graduate of the University of Pennsylvania (B.S. in History and M.S. in Secondary Education) and Villanova University School of Law (J.D.). She is a member of the Pennsylvania bar. She is the daughter of Seymour I. Gussack and the sister of David L. Gussack and a member of GRC. She is also the sister-in-law of Robert E. Baruc, Director.

BARBARA M. HENAGAN was elected a Director of the Company on March 30, 1999. Ms. Henagan is and has been Managing Director of Linx Partners since 1999. Previously Ms. Henagan was Senior Managing Director of Bradford Ventures Ltd. She is also a Director of Hampton Industries, V-Span, Inc. and Batteries Batteries, Inc. Ms. Henagan is a graduate of Princeton University and Columbia University's MBA program.

RONALD FETZER was elected a Director of the Company on April 9, 2003. Mr. Fetzer is and has been Director of Accounting and Finance and Controller at Bill Blass, Ltd., New York, NY, a fashion and licensing company since 1999. Mr. Fetzer, who is a licensed and practicing CPA in New York, is a member of the NYS Society of CPA's and a member of the American Institute of CPA's. Prior to his employment at Bill Blass, Ltd., Mr. Fetzer was a senior manager at the accounting firm of Urbach, Kahn & Werlin LLP from 1996-1999. Mr. Fetzer received an MBA in International Finance from Baruch College in 1991 and BA in Accounting and Economics from Queens College in 1985.

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

The Audit Committee of the Board of Directors consists of three directors, Peter Barotz, Ron Fetzer and Barbara M. Henagan, who are all independent under relevant Nasdaq and SEC rules. Based on its charter, the Audit Committee is to review the outside auditor designated by management and render to the Board any of the Committee's comments and/or recommendations relating to such auditor; meet with the outside auditor at least once per year to discuss any issues raised by the auditor and report back to the Board for its consideration; hold at least one meeting per year; submit the minutes of all meetings of the Audit Committee to, or discuss matters discussed at each meeting with the Board; ensure receipt from the outside auditor of a formal written statement delineating all relationships between the auditor and the Company, consistent with Independence Standards Board Standard 1; actively engage in a dialogue with the outside auditor with respect to any disclosed relationships or services that may impact the objectivity and independence of the auditor;

take, or recommend that the Board take, appropriate action to oversee the independence of the outside auditor; and review and assess the adequacy of the Audit Committee charter on an annual basis. In addition to the above, the Audit Committee performs those functions imposed by Sarbanes-Oxley Act of 2002. Mr. Fetzer is Chairman of the Company's audit committee and considered to be an "audit committee financial expert" as that term is defined under SEC rules.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors to file initial reports of ownership and reports of change of ownership with the Securities and Exchange Commission ("SEC"). Executive officers and directors are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of copies of reports furnished to the Company during the fiscal year ended January 3, 2004, all executive officers and directors were in compliance.

Code of Ethics

The Company has not adopted a code of ethics. The Company believes that it has sufficient measures in place that are reasonably effective in deterring wrongdoing and promoting those items set forth in Section 406 (b)1-5 of Regulation S-K.

Item 11. Executive Compensation

The following table sets forth the aggregate compensation paid for services rendered in all capacities to the Company's most highly compensated executive officers during the fiscal year ended January 3, 2004:

                                                Annual Compensation (1)                      Long-Term Compensation
                                        ------------------------------------

                                                                                    Restricted                      All Other
          Name and                       Fiscal        Salary          Bonus          Stock          Stock        Compensation
     Principal Position                   Year            $              $            Awards        Options#            $
------------------------------------------------------------------------------------------------------------------------------
David L. Gussack, CEO                    2003          332,982        20,469            --               --          6,200 (2)
                                         2002          318,510        21,586            --          100,000          5,600 (3)
                                         2001          315,495        75,287            --           20,000          5,620 (4)

Thomas J. Uhlig, President               **2003        165,034        10,673            --               --             --

Joseph J. Hoo, VP Advanced               2003          139,082        10,497            --               --             --
  Technology & China Affairs             2002          132,712         8,994            --               --             --
                                         2001          131,456         6,370            --            5,000             --

William F. Kurtz, VP Director            2003          131,226         9,904            --               --             --
  of Operations                          2002          121,580         8,486            --               --             --
                                         2001          112,304         5,442            --            5,000             --

Corby W. Self, VP Ball and               2003          148,241        14,806            --               --             --
  Roller Operations                      *2002         141,476        10,139            --           20,000             --

* - Fiscal 2002 was the first year of reportable compensation.
** - Fiscal 2003 was the first year of reportable compensation.

(1) Perquisites and other personal benefits are not included because they do not exceed the lesser of $50,000 or 10% of the total base salary and annual bonus for the named executive officer.
(2)   Board compensation: 2,000 shares at $3.10 per share, issued in 2004.
(3)   Board compensation: 2,000 shares at $2.80 per share, issued in 2003.
(4)   Board compensation: 2,000 shares at $2.81 per share, issued in 2002.

         Aggregated Option Exercises in Last Fiscal Year and Fiscal Year
                               End Option Values

                                                             Number of Securities
                                                            Underlying Unexercised          Value of Unexercised
                                                                  Options at                In-The-Money Options
                                                               January 3, 2004               at January 3, 2004
                              Shares                          --------------------------------------------------
                            Acquired on         Value             Exercisable/                   Exercisable/
          Name               Exercise          Realized          Unexercisable                  Unexercisable
----------------------------------------------------------------------------------------------------------------
David L. Gussack                      0               0         130,000/10,000                            N/A

Thomas J. Uhlig                       0               0              0/0                                  N/A

Corby W. Self                         0               0          4,000/16,000                     $600/$2,400

Joseph J. Hoo                         0               0          21,000/4,000                             N/A

William F. Kurtz                      0               0          16,300/3,500                             N/A

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

Other Arrangements:

In 2003, Seymour I. Gussack, Chairman of the Board of Directors, received salary of $261,475, bonus of $16,033, and other compensation of $6,200. In 2004, he will receive salary and bonus as approved by the Compensation/Stock Option Committee of the Board of Directors. Perquisites and other personal benefits are not included because they do not exceed the lesser of $50,000 or 10% of the total base salary and annual bonus for Seymour I. Gussack.

Compensation Committee Interlocks and Insider Participation

The Compensation/Stock Option Committee consists of Messrs. Peter Barotz and Robert E. Baruc, the former of whom is an independent Director. Robert E. Baruc is the son-in-law of Seymour I. Gussack, Chairman of the Board of Directors, and the brother-in-law of David L. Gussack, CEO of the Company and Director, and Nina M. Gussack, Director.

                                         Option / SAR Grants In Last Fiscal Year
================================================================================

                            Individual Grants                                              for Option Term
                 ---------------------------------------                       -------------------------------------
                      Number of         Percent of Total
                     Securities           Options/SARS         Exercise
                 Underlying Option/        Granted to           of Base
                    SARS Granted          Employees in           Price         Expiration         5%            10%
      Name               (#)              Fiscal Year           ($/sh)            Date           ($)/$         ($)/$
--------------------------------------------------------------------------------------------------------------------
N/A                      N/A                   N/A                N/A              N/A            N/A           N/A

Long-Term Incentive Plans - Awards in Last Fiscal Year

                                                                                  Estimated Future Payouts Under
                                                                                    Non-Stock Price-Based Plans
                                                                                -----------------------------------
                                                       Performance or
                                Number of Shares,       Other Period
          Name and               Units or Other       Until Maturation          Threshold      Target      Maximum
     Principal Position            Rights (#)             or Payout              ($ or #)     ($ or #)     ($ or #)
-------------------------------------------------------------------------------------------------------------------
Thomas J. Uhlig, President           40,000          End of Year 1 - 10%            --            --          --
                                                     End of Year 2 - 30%
                                                     End of Year 3 - 30%
                                                     End of Year 4 - 30%

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The following table sets forth, as of the date of this Report, certain information concerning the beneficial ownership of Common Stock as to each director and current executive officer of the Company, and each person who, to the Company's knowledge, beneficially owns more than 5% of the outstanding Common Stock.

                                                               Number of
                                                                 Shares
                 Name and Address                             Beneficially               Percentage of Shares
                 Beneficial Owner                               Owned (1)                Beneficially Owned (1)
---------------------------------------------------------------------------------------------------------------
David L. Gussack                                                  714,818 (2,3)                  18.4%
Estate of Harold Geneen                                           398,151                        10.6%
Nina M. Gussack                                                   621,272 (2,4)                  16.5%
Seymour I. Gussack                                                323,986 (2,5)                   8.6%
Amy Gussack                                                       383,970 (2,6)                  10.2%
Robert E. Baruc                                                   341,302 (2,7)                   9.1%
Joseph Hoo                                                         86,079   (8)                   2.3%
William F. Kurtz                                                   17,500   (9)                     *
Peter Barotz                                                        5,000  (10)                     *
Barbara Henagan                                                    15,000  (11)                     *
Corby W. Self                                                       8,000  (12)                     *
Ron Fetzer                                                          3,250  (13)                     *
Thomas J. Uhlig                                                     4,000  (14)                     *
All Directors and Executive Officers as a Group                 2,125,207  (15)                  53.6%

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

(3) Includes 8,978 shares owned by his daughter, over which he has voting power, and 130,000 vested options as of April 2, 2004.

(4) Includes 13,280 shares owned by her spouse, 9,752 shares owned by her children over which she has voting power, and 5,000 vested options as of April 2, 2004.

(5)   Includes 15,000 vested options as of April 2, 2004.

(6)   Includes 13,080 shares owned by her spouse.

(7) Includes 300,464 shares owned by his spouse, 17,956 shares owned by his children over which he has voting power, and 5,000 vested options as of April 2, 2004.

(8)   Includes 22,500 vested options as of April 2, 2004.

(9)   Includes 17,300 vested options as of April 2, 2004.

(10)  Includes 5,000 vested options as of April 2, 2004.

(11)  Includes 5,000 vested options as of April 2, 2004.

(12)  Includes 8,000 vested options as of April 2, 2004.

(13)  Includes 1,250 vested options as of April 2, 2004.

(14)  Includes 4,000 vested deferred shares.

(15) Includes a total of 214,050 vested options as of April 2, 2004 by certain directors and officers as a group described in these footnotes.

Equity Compensation Plan Information

                                                     (a)                               (b)                            (c)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Number of Securites
                                                                                                             Remaining Available
                                                                                                             for Future Issuance
                                                                                                                 Under Equity
                                           Number of Securities                Weighted Averaged                 Compensation
                                             to be issued upon                 Exercise Price of               Plans (Excluding
                                          Exercise of Outstanding             Outstanding Options,         Securities Reflected in
         Plan Category                  Options, Warrants and Rights          Warrants and Rights                Column (a))
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders                       375,800                            4.91                           98,000

Equity compensation plans
not approved by security holders                        --                              --                               --
----------------------------------------------------------------------------------------------------------------------------------
Total                                              375,800                            4.91                           98,000
==================================================================================================================================

Registrant knows of no arrangements, the operation of which could result in a change of control of the Registrant.

Item 13. Certain Relationships and Related Transactions

LEASES WITH GRC

The Company leases a facility located at West Nyack, New York comprising 189,833 square feet owned by GRC, whose members include Seymour I. Gussack, David L. Gussack and Nina M. Gussack, each a member of the Board of Directors of the Company. The Company and GRC entered into the Lease effective November 1, 1996, which provided for an initial term expiring on October 31, 2003, renewable at the option of the Company for an additional six year term. The Company initially paid rent of $4.81 per square foot (or $913,000) annually, payable in monthly rent payments of $76,000. The Lease provided for an increase every other year to the greater of: (i) 106% of the preceding year's rent; or (ii) the preceding year's rent multiplied by a fraction, the numerator of which is the CPI for the area including Rockland County or if no such index is published, for Northern New Jersey in effect 90 days prior to November 1 of the new rent year, and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year. The November 1998 increase amounted to 6% of the preceding year, resulting in rent of $5.0986 per square foot (or $968,000) annually effective through October 31, 2000. The November 2000 increase also amounted to 6% of the preceding year, resulting in rent of $5.4045 per square foot (or $1,026,000) annually effective through October 31, 2002. The November 2002 increase amounted to 6% of the preceding year, resulting in rent of $5.7288 per square foot (or $1,088,000) annually effective through October 31, 2003.

On November 1, 2003, the Company entered into a new lease agreement with GRC. The new lease is a ten year lease that ends on October 31, 2013, and is renewable at the option of the Company for an additional five years. The Company pays rent of $6.00 per square foot (or $1,140,000) annually, payable in monthly rent payments of $95,000. The lease provides for an increase every other year to the greater of: (i) 106% of the preceding year's rent; or (ii) the preceding year's rent multiplied by a fraction, the numerator of which is the CPI for the area including Rockland County or if no such index is published, for Northern New Jersey in effect 90 days prior to November 1 of the new rent year, and the denominator of which is the CPI in effect 90 days prior to November 1 of the preceding year.

LEASES WITH GENERAL

General currently subleases space to World, LLC. on a month to month basis.

XEROX SETTLEMENT

From 1995 through May 2001, the Company and GRC were plaintiffs and counterclaim defendants in an action against Xerox for contamination to real property owned by GRC and previously leased by the Company from GRC. The action resulted in a judgment against Xerox for $1,111,483 (including sanctions awarded of $27,898) which, together with interest of $883,048 amounted to a total recovery of $1,994,530. The jury rejected Xerox's counterclaim in its entirety.

Inasmuch as the judgment against Xerox was expressly for damage to GRC's property, and GRC expended $2.5 million in both the prosecution of GRC's and the Company's claims, and defense of Xerox's counterclaims against GRC and the Company, on May 29, 2001, the Company and GRC entered into an agreement whereby
(i) the Company waived any interest in the judgment, (ii) the Company agreed to reimburse GRC $763,387 over the next four years with interest at 8.4% per annum from the date of the agreement, representing 30% of the litigation costs in the action and (iii) GRC released the Company from any further claims for indemnification for litigation expenses in connection with the action. Even though the Company was not legally or contractually obligated to reimburse GRC, a related party, the Company agreed to enter into the reimbursement agreement because the Company believed it was fair and equitable to do so as GRC had paid legal expenses for the benefit of the Company. The reimbursement is being paid to GRC in the form of additional rent payments by the Company of $18,780 per month for 48 months beginning in June, 2001. The entire amount of the reimbursement was charged to operations in fiscal 2001. At January 3, 2004, the Company has paid $563,000 toward this agreement.

SALE OF DISCONTINUED OPERATIONS

In December of 2003, WMG sold all of its interest in W.M. Works to Machinery Works Holding, LLC, an entity that is 51% owned by John Stein, Secretary & General Counsel for the Company, for: (a) $500,000, $250,000 of which is payable in December 2004 and $250,000 of which is payable in December 2005, (b) contingent consideration, equal to the greater of 2% of sales or 25% of EBITDA of W.M. Works, up to $4,000,000 cumulatively, payable quarterly in arrears and
(c) assumption of World's liability in the arbitration with the Romanian authority for Privatization and Management of State Ownership (see Note 16). Additionally, the Company sold the assets and liabilities of GBR to World LLC, an entity that is also 51% owned by John Stein, for: (a) $250,000 in cash and
(b) a note for $250,000, payable in twelve monthly installments of approximately $20,833 plus interest at 4% per annum.

Item 14. Principal Accountant Fees and Services

During the fiscal years ended January 3, 2004 and December 28, 2002, fees in connection with services rendered by Urbach Kahn & Werlin LLP ("UKW"), our independent auditors, were as set forth below.

UKW has a continuing relationship with Urbach Kahn & Werlin Advisors, Inc. ("Advisors") from which it leases staff who are full time permanent employees of Advisors and through which its partners provide non-audit services. Non audit services referred to below as "Tax Fees" and "All Other Fees" were provided to the Company by Advisors. As a result of UKW's arrangement with Advisors, UKW has no full time employees and, therefore, all of the audit services performed for the Company by UKW for 2003 were provided by permanent, full time employees of Advisors leased to UKW. UKW manages and supervises the audit engagement and the audit staff and is exclusively responsible for the report rendered in connection with the audit of the Company's 2003 consolidated financial statement.

Audit Fees:

The aggregate fees paid, or expected to be paid, to UKW for the audit of the Company's annual financial statements and the reviews of the interim financial statements included in the Company's 10-Q's filed during the fiscal years ending January 3, 2004 and December 28, 2002 amounted to $234,847 and $191,750, respectively.

Audit Related Fees:

Audit related fees for assurance and services reasonably related to the performance of the audit or review of the Company's financial statements for the fiscal years ended January 3, 2004 and December 28, 2002, but not reported as Audit Fees above, amounted to $7,362 and $39,000, respectively. There were no services that were approved by the audit committee pursuant to paragraph (c) (7)
(i) (c) of Rule 2-01 of Regulation S-X.

Tax Fees:

Fees for services related to tax compliance, tax advice, and tax planning, for the fiscal years ending January 3, 2004 and December 28, 2002 amounted to $56,625 and $30,832, respectively. There were no services that were approved by the audit committee pursuant to paragraph (c) (7) (i) (c) of Rule 2-01 of Regulation S-X.

All Other Fees:

Fees for other services other than those listed above, for the fiscal years ending January 3, 2004 and December 28, 2002 amounted to $4,800 and $16,633, respectively and consisted primarily as a result of consultations necessary to interpret authoritative accounting pronouncements and other regulatory matters. There were no services that were approved by the audit committee pursuant to paragraph (c) (7) (i) (c) of Rule 2-01 of Regulation S-X.

Policy for Pre-Approval of Audit and Non-Audit Services

The audit committee's policy is to pre approve all audit services and all non audit services that our independent auditor is permitted to perform for us under applicable federal securities regulations. As permitted by the applicable regulations, the Company's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and pre-approval of certain engagements up to predetermined dollar thresholds that are reviewed annually by the Committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

All engagements of the independent auditor to perform any audit services and non-audit services have been pre-approved by the Committee in accordance with the pre-approval policy. This policy has not been waived in any instance.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements (included in Part II of this report):

            Report of Independent Certified Public Accountants dated April 2, 2004.

            Consolidated Balance Sheets for years ended January 3, 2004 and December 28, 2002.

            Consolidated Statements of Operations for the years ended January 3, 2004, December 28, 2002 and December 29, 2001.

            Consolidated Statements of Changes in Stockholders' Equity for the years ended January 3, 2004, December 28, 2002 and December 29, 2001.

            Consolidated Statement of Cash Flows for the years ended January 3, 2004, December 28, 2002 and December 29, 2001.

            Notes to Consolidated Financial Statements.

(a) 2. Financial Statement Schedules (included pursuant to Item 15 on pages 49-50 of this report):

            Report of Certified Public Accountants dated April 2, 2004.

            Schedule II - Valuation and Qualifying Accounts

(a) 3. Exhibits:

            Reference is made to the Exhibit Index commencing on page 63, filed pursuant to Item 14(c).

(b) Reports on Form 8-K:

            None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on April 19, 2004.

                                              GENERAL BEARING CORPORATION


                                              By: /s/ David L. Gussack
                                                  ------------------------------
                                                  David L. Gussack, CEO
                                                  (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on April 19, 2004.

           Signatures                        Title                     Date
           ----------                        -----                     ----

/s/ Seymour I. Gussack           Chairman of the Board of         April 19, 2004
----------------------------     Directors
     Seymour I. Gussack


/s/ David L. Gussack             CEO and Director                 April 19, 2004
----------------------------     (Principal Executive Officer)
      David L. Gussack


/s/ Barbara M. Henagan           Director                         April 19, 2004
----------------------------
      Barbara M. Henagan


/s/ Nina M. Gussack              Director                         April 19, 2004
----------------------------
       Nina M. Gussack


/s/ Peter Barotz                 Director                         April 19, 2004
----------------------------
         Peter Barotz


/s/ Robert E. Baruc              Director                         April 19, 2004
----------------------------
        Robert E. Baruc


/s/ Ronald Fetzer                Director                         April 19, 2004
----------------------------
        Ronald Fetzer

                                 EXHIBIT INDEX

NOTE: Except as to those items marked with an "*", which are filed herewith, all Exhibits have been previously filed with the Company's Registration Statement on Form S-1 effective February 7, 1997 (Registration No. 333-15477), or the Company's Annual Report on Form 10-K for fiscal years 1996, 1997, 1998, 1999, 2000, 2001 and 2002.

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

    10.11 Form of Registration Rights Agreement between the Company and World (previously filed exhibit as 4.2)

    10.12 Form of Tax Sharing and Indemnification Agreement between the Company and World Machinery Company

    10.19         Board Member Compensation Plan

    10.20 Credit Agreement dated December 20, 1999 between KeyBank National Association and the Company

    10.22 Amendment number 1 to the Credit Agreement between KeyBank National Association and the Company

    10.23 Amendment number 2 to the Credit Agreement between KeyBank National Association and the Company

    10.24 Extension of the Credit Agreement between KeyBank National Association and the Company

    10.25 Amendment number 3 to the Credit Agreement between KeyBank National Association and the Company

    * 10.26 Lease agreement dated November 1, 2003 by and between Gussack Realty Company and the Company relating to West Nyack, New York premises

    * 21.1        List of Subsidiaries of the Company

    * 31.1 Certification of the CEO required by Rule 13a - 14(a) or 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

    * 31.2 Certification of the Controller required by Rule 13a - 14(a) or 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

    * 32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.