Form 10-Q
period 2004-04-03
GENERAL BEARING CORP
filed 2004-05-18
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

     |X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                       For the quarter ended April 3, 2004

                                       OR

     |_| Transition Report Pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 For the transition period from
                               ....... to .......

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes |X| No

At May 12, 2004, the Registrant had issued 7,102,200 shares of common stock, $.01 par value per share, and had outstanding 3,767,972 shares.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED APRIL 3, 2004

                                TABLE OF CONTENTS

PART I                                                                                        Page No.
        Item 1.  Financial Statements.....................................................        2

        Item 2.  Management's Discussion and Analysis of Results of Operations and
                 Financial Condition......................................................        9

        Item 3.  Quantitative and Qualitative Disclosure about Market Risk................       14

        Item 4.  Controls and Procedures..................................................       16

PART II

        Item 1.  Legal Proceedings........................................................       17

        Item 6.  Exhibits and Reports on Form 8-K.........................................       17

Signature.................................................................................       18

Certifications............................................................................       19

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.               CONDENSED CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                                                                     April 3,             January 3,
                                                                                                      2004                   2004
                                                                                                   -----------            ----------
                       ASSETS                                                                      (Unaudited)
Current:
     Cash and cash equivalents                                                                      $  2,690               $  1,701
     Accounts receivable - net of allowance for doubtful
         accounts of $329 and $330                                                                    13,844                 12,378
     Inventories                                                                                      21,167                 22,637
     Prepaid taxes and taxes recoverable                                                                 835                  3,729
     Prepaid expenses and other current assets                                                         1,490                  1,864
     Advances to affiliates                                                                              121                     95
     Deferred tax assets                                                                               1,652                  1,652
                                                                                                    --------               --------

              Total current assets                                                                    41,799                 44,056

Fixed assets, net of accumulated depreciation                                                         20,840                 21,482
Investment in and advances to joint ventures
    and affiliates                                                                                     3,421                  3,362
Other assets                                                                                           1,328                  1,347
                                                                                                    --------               --------

Total Assets                                                                                        $ 67,388               $ 70,247
                                                                                                    ========               ========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
     Notes payable - banks                                                                          $  6,624               $  9,021
         Accounts payable:
         Trade                                                                                         5,164                  6,387
         Affiliates                                                                                    1,328                  1,683
     Accrued expenses and other current liabilities                                                    4,984                  4,844
     Current maturities of long-term debt                                                                405                    412
                                                                                                    --------               --------

              Total current liabilities                                                               18,505                 22,347
                                                                                                    --------               --------

Long-term debt, net of current maturities                                                             15,565                 15,266

Other long-term liabilities - affiliate                                                                   37                    124

Deferred taxes                                                                                           886                    886

Minority interests                                                                                     9,208                  9,153

Commitments and contingencies

Stockholders' equity:
     Preferred stock par value $.01 per share - 1,000,000
         shares authorized, none issued and outstanding                                                   --                     --
     Common stock par value $.01 per share - 19,000,000
         shares authorized, 7,102,200 shares issued                                                       71                     71
     Additional paid-in capital                                                                       40,133                 40,133
     Accumulated other comprehensive loss                                                               (800)                  (792)
     Treasury stock at cost, 3,336,228 and 3,348,228 shares                                           (1,401)                (1,438)
     Accumulated Deficit                                                                             (14,816)               (15,503)
                                                                                                    --------               --------

              Total stockholders' equity                                                              23,187                 22,471
                                                                                                    --------               --------

Total liabilities and stockholder's equity                                                          $ 67,388               $ 70,247
                                                                                                    ========               ========

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (UNAUDITED)

                                                                                                      13 Weeks Ended
                                                                                                --------------------------
                                                                                                  April 3,      March 29,
                                                                                                    2004           2003
                                                                                                -----------    -----------
Sales                                                                                           $    18,304    $    16,188

Cost of sales                                                                                        13,368         11,207
                                                                                                -----------    -----------

Gross profit                                                                                          4,936          4,981

Selling, general and administrative expenses                                                          3,453          3,085
                                                                                                -----------    -----------

Operating income                                                                                      1,483          1,896

Other expense, net                                                                                      369             60
                                                                                                -----------    -----------

Income from continuing operations before income taxes                                                 1,114          1,836

Income taxes                                                                                            385            548
                                                                                                -----------    -----------

Income from continuing operations before minority interests                                             729          1,288

Minority interests                                                                                       42            198
                                                                                                -----------    -----------

Income from continuing operations                                                                       687          1,090
                                                                                                -----------    -----------

Income / (loss) from discontinued operations                                                             --            (34)

Income taxes / (benefit)                                                                                 --            (12)
                                                                                                -----------    -----------

Income / (loss) from discontinued operations                                                             --            (22)
                                                                                                -----------    -----------
Net income                                                                                      $       687    $     1,068
                                                                                                ===========    ===========
Income per common share from continuing operations:
      Basic                                                                                     $      0.18    $      0.28
                                                                                                -----------    -----------
      Diluted                                                                                   $      0.18    $      0.28
                                                                                                -----------    -----------
Income / (loss) per common share from discontinued operations:
      Basic                                                                                     $      0.00    $      0.00
                                                                                                -----------    -----------
      Diluted                                                                                   $      0.00    $      0.00
                                                                                                -----------    -----------
Net income per common share:
      Basic                                                                                     $      0.18    $      0.28
                                                                                                -----------    -----------
      Diluted                                                                                   $      0.18    $      0.28
                                                                                                -----------    -----------
Weighted average number of common shares:
      Basic                                                                                       3,757,532      3,860,748
                                                                                                -----------    -----------
      Diluted                                                                                     3,758,705      3,861,335
                                                                                                -----------    -----------

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                                    13 Weeks Ended
                                                           -------------------------------
                                                           April 3, 2004    March 29, 2003
                                                           -------------    --------------
Net Income                                                 $         687    $        1,068
Derivative fair market value adjustment                               (8)               44
                                                           -------------    --------------
Comprehensive income                                       $         679    $        1,112
                                                           =============    ==============

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (UNAUDITED)

                                                                            13 Weeks Ended
                                                                         --------------------
                                                                         April 3,   March 29,
                                                                          2004        2003
                                                                         --------   ---------
Cash flows from operating activities:
      Net income                                                         $   687     $ 1,068
      Adjustments to reconcile net income to cash
            provided by (used in) operating activities:
            Minority interests                                                42         198
            Depreciation and amortization                                    663         576
            Equity in income of joint ventures and affiliates                (59)       (103)
Changes in:
            Accounts receivable                                           (1,466)     (1,336)
            Inventories                                                    1,471         832
            Prepaid expenses and other assets                              3,071      (1,707)
            Due to (from) affiliates                                         531      (1,464)
            Accounts payable and accrued expenses                         (1,039)       (711)
                                                                         -------     -------
                  Net cash provided by (used in) operating activities      3,901      (2,647)
                                                                         -------     -------

Cash flows from investing activities:

      Investment in affiliate                                                 --        (281)
      Advances to affiliate                                                 (807)         --
      Fixed asset purchases                                                   --        (211)
                                                                         -------     -------
                  Net cash used in investing activities                     (807)       (492)
                                                                         -------     -------

Cash flows from financing activities:

      Purchase of treasury stock                                              --         (26)
      Increase (decrease) in note payable - banks                         (2,397)        737
      Repayment of other long-term debt                                      (57)        (52)
      Net proceeds from revolving credit facility                            349       2,860
                                                                         -------     -------

                  Net cash provided by (used in) financing activities     (2,105)      3,519
                                                                         -------     -------

Net increase in cash and cash equivalents                                    989         380

Cash and cash equivalents, beginning of period                             1,701       3,158
                                                                         -------     -------

Cash and cash equivalents, end of period                                 $ 2,690     $ 3,538
                                                                         =======     =======
Cash paid during the 13 weeks for:

      Interest                                                           $   360     $   384

      Income taxes                                                       $     1     $   106

      See accompanying notes to condensed consolidated financial statements

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of       The accompanying unaudited condensed consolidated financial
   Presentation   statements for General Bearing Corporation and subsidiaries
                  ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the thirteen weeks ended April 3, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

2. Discontinued   The Company's Board of Directors and management adopted a plan
   Operations     in December 2002 to discontinue the operations of the machine tool segment by sale of the assets during 2003. In accordance with Statement of Financial Accounting Standards No. 144,
                  "Accounting for the Impairment or Disposal of Long Lived
                  Assets", prior year statements of operations of the Company have been reclassified to segregate discontinued operations from continuing operations.

                  In December 2003, the Company completed management's previously adopted plan and disposed of the assets and liabilities of General Ball & Roller, Inc. (formerly known as WMW Machinery Company) and World Machinery Group's ("WMG") interest in World Machinery Works, S.A., to two separate entities that are majority owned by an officer of General Bearing Corporation ("General").

                  The other assets of WMG were not successfully disposed of during 2003 and management currently does not anticipate disposing of them in the foreseeable future. While collectively immaterial, the remaining assets and liabilities of WMG, have been reclassified back to continuing operations in 2003.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3. Inventories    Inventories consist of the following: (In Thousands)

                                                April 3, 2004    January 3, 2004
                  --------------------------------------------------------------
                  Finished bearings                $ 9,234           $ 9,931
                  Bearing raw materials,
                  purchased parts and
                  work in process                   11,933            12,706
                  --------------------------------------------------------------
                                                   $21,167           $22,637
                  --------------------------------------------------------------

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

                                                          13 Weeks Ended
                                                   -----------------------------
                                                   April 3, 2004  March 29, 2003
                                                   -----------------------------
                  Diluted earnings per share
                  computation:
                  Basic weighted average common
                  shares outstanding                 3,757,532       3,860,748
                  Incremental shares from assumed
                  exercise of dilutive options           1,173             587
                                                   -----------------------------
                                                     3,758,705       3,861,335
                                                   -----------------------------

                  For the thirteen weeks ended April 3, 2004 and March 29, 2003, 245,800 and 355,800 options outstanding, respectively, were anti-dilutive.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. Derivative     The Company follows Statement of Financial Accounting
   Financial      Standards No. 133 ("SFAS 133") "Accounting for Derivative
   Instruments    Instruments and Hedging Activities", as amended, and
                  interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value.

                  In order to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total long-term debt that is subject to variable interest rates. This agreement is considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. For the thirteen weeks ended April 3, 2004 and March 29, 2003, expenses recognized in earnings relating to the interest rate swap totaled $96,000 and $104,000, respectively, and are included in the Statement of Operations in "Other income / expenses, net". Any amounts reported in "Comprehensive Income" will be reclassified to earnings over the term of the agreement, through 2007.

6. Litigation     Except as explained in Part II of this report, there have been no material changes in litigation since the events reported in the Company's 10-K for the fiscal year ended January 3, 2004.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

There are no non-GAAP financial measures provided in this report.

Business Overview

Prior to 2004, General Bearing Corporation ("General") and subsidiaries (collectively, the "Company") operated in two business segments: Bearings ("Continuing Operations") and Machine Tools ("Discontinued Operations"). Based on several years of disappointing performance of the machine tools segment and the Company's desire to focus its resources on its core business, the Company's Board of Directors and management adopted a plan in December 2002 to discontinue the operations of the machine tool segment by sale of the assets during 2003. Accordingly, pursuant to Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets", the Company's prior period financial statements have been reclassified to segregate discontinued operations from continuing operations.

In December 2003, the Company completed management's previously adopted plan and disposed of the assets and liabilities of General Ball & Roller, Inc. (formerly known as WMW Machinery Company) and its interest in World Machinery Works, S.A., to two separate entities that are majority owned by an officer of General.

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

2. The Company's business is based on low-cost, high-quality products from its Chinese operations. The Company's cost of goods is based in part on the valuation of the Chinese RMB versus the U.S. Dollar. There has recently been much publicity about the possibility of the revaluation of the Chinese RMB versus the U.S. Dollar. Should there be an adverse change in the exchange rate of the RMB against the U.S. Dollar, GBC's competitive position, operating income and cash flow will be adversely impacted.

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

Results of Operations

      Sales. Sales for the first fiscal quarter ended April 3, 2004 ("2004") of $18,304,000 represents a 13.1% increase compared to the first fiscal quarter ended March 29, 2003 ("2003"). The largest increases were in tapered roller bearings for heavy duty truck trailers, drive line components to the automotive industry, and precision balls. There was also increased volume in distribution and the heavy duty aftermarket. Lower sales volume of tapered journal bearings to the railroad industry partially offset these increases.

      Gross Profit. Gross profit for 2004 of $4,936,000 represents a 0.1% decrease compared to 2003. As a percentage of sales, gross profit ("GP%") was 27.0% for 2004 compared to 30.8% for 2003. The decrease in gross profit was mainly due to material cost increases as a result of higher steel costs, $142,000 in increased inventory provisions, and changes in product mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") as a percentage of sales were 18.9% in 2004 compared to 19.1% in 2003. S,G&A increased by $368,000 mainly due to increases in salaries, professional fees, and travel expenses, partially offset by reduced promotion and freight expenses.

      Operating Income. Operating income for 2004 of $1,483,000 represents a 21.8% decrease compared to 2003 primarily due to lower GP% as a result of material cost increases and higher S,G&A, partially offset by higher sales volume.

      Other expense, net. Other expense, net was $369,000 in 2004 compared to $60,000 in 2003 and is comprised of miscellaneous non-operating income and expenses, interest expense, and equity in income of affiliates ("equity income") as follows: (In thousands)

                                      2004      2003
                                     -----     -----
Interest expense, net                $ 397     $ 170
Equity (income) in affiliates          (59)     (104)
Other non-operating expenses, net       31        (6)
                                     -----     -----
                                     $ 369     $  60

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

      Income Tax. The Company recorded income tax expense of $385,000 in 2004 compared to $548,000 in 2003. The Company's effective income tax rate was 34.6% in 2004 compared to 29.8% in 2003.

      Net Income. Net income for 2004 decreased 35.7% from 2003 to $687,000 or $.18 per basic and diluted share, from $1,068,000 or $.28 per basic and diluted share in 2003. The decrease is primarily due to lower GP%, increased S,G&A, and increased other expenses, net, partially offset by increased sales volume.

Financial Condition, Liquidity and Capital Resources

      During the first quarter of 2004, the Company's primary sources of capital have been net cash provided by operating activities and a Revolving Credit Facility with KeyBank National Association ("Revolving Credit Facility"). During the first quarter of 2003, the Company's primary source of capital was the Revolving Credit Facility. The primary demands on the Company's capital resources have been investments in, and advances to, affiliates (joint ventures) and fixed asset purchases made to broaden the Company's product offering and improve operations. At April 3, 2004 and January 3, 2004, the Company had working capital of $23,294,000 and $21,709,000, respectively.

      Cash provided by operating activities in 2004 was $3,901,000. Cash provided by net income before depreciation and amortization, reduced inventory and reduced prepaid expenses and other assets primarily due to the collection of taxes, was partially offset by increased accounts receivable, and reduced accounts payable and accrued expenses.

      Cash used in investing activities in 2004 was $807,000. The Company loaned $807,000 to Shanghai General Bearing Company, Ltd. ("SGBC"), one of it's existing unconsolidated joint ventures in China. This loan has been converted to equity in April 2004. In 2003, the Company invested $281,000 in SGBC. Cash used in investing activities in 2003 also includes $211,000 for capital expenditures.

      Cash used in financing activities in 2004 was $2,105,000. During 2004, net decreases in Notes payable - banks of $2,397,000, and $57,000 in payments under it's capital lease facility were partially offset by a net increase in debt under its revolving credit facility of $349,000.

      At April 3, 2004, the Company had outstanding debt of $9,530,000 under its Revolving Credit Facility, which expires on July 31, 2006, and had further availability of approximately $11.9 million. The Company is in compliance with all of its loan covenants.

      The Company has not repurchased any shares of its common stock in 2004. The Company has purchased 410,228 shares of it's common stock for a cost of $1,472,000 since the inception of the Company's Stock Repurchase Program ("the Program") on January 11, 2000. Of the 410,228 shares repurchased, 26,000 have been reissued, primarily to the Board of Directors as part of their annual compensation.

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

      The table and notes below describe the Company's contractual obligations related to its liquidity. (In thousands)

[GRAPHIC OMITTED]



                                                           Payments Due by Period
                                           ---------------------------------------------------
                                                        Less
                                                       than 1     1 - 3      4 - 5     After 5
                                            Total       year      years      years      years
                                           -------    -------    -------    -------    -------
Contractual Obligations:

Bank revolving line of credit              $ 9,530    $    --    $ 9,530    $    --    $    --

Notes payable - banks                        9,740      6,624      3,116         --         --

Capital lease obligations                      239        205         27          7         --

Other long-term liabilities - affiliate        180         --        180         --         --

Note payable - other                         2,905        200      2,705         --         --
                                           -------    -------    -------    -------    -------

Total obligations - per Balance Sheet       22,594      7,029     15,558          7         --

Off Balance Sheet items:

Operating leases                            12,601      1,365      3,653      1,281      6,302

Equity investment obligations                  443        443         --         --         --
                                           -------    -------    -------    -------    -------

Total contractual cash obligations         $35,638    $ 8,837    $19,211    $ 1,288    $ 6,302
                                           =======    =======    =======    =======    =======

Notes payable - banks in the amount of $9,740,000 represents debts of the Company's joint ventures, for which General is not liable. It is anticipated that these debts will be paid by the joint ventures, to the extent possible, from funds generated from their operations and the balance, if any, refinanced with new bank debt.

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

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt and interest rate swap. As of April 3, 2004, the Company had $6,075,000 outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the thirteen weeks ended April 3, 2004, the Company's interest rate swap agreement resulted in additional expense of approximately $96,000.

      The following table provides information about the Company's interest rate swap agreement that is sensitive to changes in interest rates. The table presents average notional amounts and weighted average interest rates by fiscal year. Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contract.

                                                                                                  Fair
                                2004         2005         2006         2007         Total         Value
In Thousands
Interest Rate Swaps
  Variable to Fixed (US$)       5,812        4,912        4,012        3,112        6,075          800
    Average Pay Rate             9.17%        9.17%        9.17%        9.17%        9.17%
    Average Receive Rate         3.40%        3.90%        4.50%        5.00%

The following table provides information about the Company's variable rate debt.

                                                                                                                    Fair
                                 2004          2005          2006          2007          2008          Total        Value
In Thousands
Debt:
  Variable Rate (US$)           12,431        11,005        11,014        10,500        10,000         9,530        9,530
    Average Interest Rate         3.50%         4.00%         4.60%         5.10%         6.00%         3.15%

      The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

Foreign Currency Risk

      The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements from domestic companies with international customers are denominated in U.S. dollars. Only a small fraction of the Company's purchases are denominated in foreign currency. General purchases approximately $2,500,000 of product monthly from its Chinese joint ventures, which use proceeds thereof, to satisfy locally incurred liabilities in Renminbi
(RMB). Had there been an adverse 10% fluctuation between the exchange rate of the U.S. dollar and the RMB, it would have resulted in a potential loss of earnings of approximately $750,000 for the thirteen weeks ended April 3, 2004.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company has evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Controller. The Company's management, including the CEO and Controller, does not expect that its Disclosure Controls or its "internal control over financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its Internal Controls to enhance, where necessary, its procedures and controls.

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

Following the Company's discovery of the conduct at SGBC which formed the basis of the lawsuit and arbitration proceeding described in the Company's 10-K dated April 19, 2004, the Company has taken the following measures: (a) replacement of the individuals who it determined were involved in the wrongful conduct; and (b) implementation of a dual signature requirement for certain SGBC expenditures.

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

                                     PART II

Item 1. Legal Proceedings.

      There have been no material developments in any of the Company's legal matters subsequent to the events reported in the Company's 10-K filed April 19, 2004.

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

      32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

(b) Current Reports on Form 8-K The Company did not file any reports on Form 8-K for the quarter ended April 3, 2004. On April 28, 2004, the Company filed a Form 8-K reporting that it received a letter from a group of current stockholders led by Seymour I. Gussack, Chairman of the Company's Board of Directors, David L. Gussack, Chief Executive Officer and Director, and Directors Robert E. Baruc and Nina M. Gussack, expressing the group's consideration of taking the Company private through a tender offer for all of the outstanding shares of the Company not owned by the group.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2004

GENERAL BEARING CORPORATION
(Registrant)


/s/ David L. Gussack
----------------------------
David L. Gussack
President


/s/ Rocky Cambrea
----------------------------
Rocky Cambrea
Controller