Form 10-Q
period 2004-07-03
GENERAL BEARING CORP
filed 2004-08-17
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

           |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                       For the quarter ended July 3, 2004
                                       OR
          |_| Transition Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

             For the transition period from .......... to ..........

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

                      Common Stock $.01 par value per share
                      ------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
|X| Yes |_| No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes |X| No

At August 10, 2004, the Registrant had issued 7,102,200 shares of common stock, $.01 par value per share, and had outstanding 3,767,972 shares.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JULY 3, 2004

                                TABLE OF CONTENTS

                                                                                     Page No.
                                                                                     --------
PART I

      Item 1.     Financial Statements................................................2 - 8

      Item 2.     Management's Discussion and Analysis of Results of Operations
                  and Financial Condition ............................................9 - 15

      Item 3.     Quantitative and Qualitative Disclosure about Market Risk...........15 - 16

      Item 4.     Controls and Procedures.............................................16 - 17

PART II

      Item 1.     Legal Proceedings...................................................17

      Item 5.     Other Events........................................................17

      Item 6.     Exhibits and Reports on Form 8-K....................................18

Signature              ...............................................................19

Certifications         ...............................................................20 - 22

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.               CONDENSED CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                                 July 3,      January 3,
                                                                  2004           2004
                                                               -----------    -----------
                              ASSETS                           (Unaudited)
Current:
    Cash and cash equivalents                                   $  4,145       $  1,701
    Accounts receivable - net of allowance for doubtful
       accounts of $486 and $330                                  16,222         12,378
    Inventories                                                   22,993         22,637
    Prepaid taxes and taxes recoverable                            1,105          3,729
    Prepaid expenses and other current assets                      1,905          1,864
    Advances to affiliates                                            92             95
    Deferred tax assets                                            1,652          1,652
                                                                --------       --------

       Total current assets                                       48,114         44,056

Fixed assets, net of accumulated depreciation                     24,363         21,482
Investment in and advances to joint ventures
    and affiliates                                                   590          3,362
Other assets                                                       3,591          1,347
                                                                --------       --------

Total Assets                                                    $ 76,658       $ 70,247
                                                                ========       ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
       Notes payable - banks                                    $ 10,544       $  9,021
    Accounts payable:
       Trade                                                       8,857          6,387
       Affiliates                                                    198          1,683
    Accrued expenses and other current liabilities                 6,897          4,844
       Current maturities of long-term debt                          352            412
                                                                --------       --------

          Total current liabilities                               26,848         22,347
                                                                --------       --------

Long-term debt, net of current maturities                         11,643         15,266

Other long-term liabilities - affiliate                               --            124

Deferred taxes                                                       886            886

Minority interests                                                13,160          9,153

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - 1,000,000
       shares authorized, none issued and outstanding                 --             --
    Common stock par value $.01 per share - 19,000,000
       shares authorized, 7,102,200 shares issued                     71             71
    Additional paid-in capital                                    40,133         40,133
    Accumulated other comprehensive loss                            (563)          (792)
    Treasury stock at cost, 3,334,228 and 3,348,228 shares        (1,395)        (1,438)
    Accumulated deficit                                          (14,125)       (15,503)
                                                                --------       --------

          Total stockholders' equity                              24,121         22,471
                                                                --------       --------

Total liabilities and stockholder's equity                      $ 76,658       $ 70,247
                                                                ========       ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (Unaudited)

                                                     Twenty-six weeks ended              Thirteen weeks ended
                                                  ----------------------------       ----------------------------
                                                    July 3,         June 28,           July 3,         June 28,
                                                     2004             2003              2004             2003
                                                  -----------      -----------       -----------      -----------
Sales                                             $    39,831      $    32,273       $    21,526      $    16,085

Cost of sales                                          29,077           22,426            15,708           11,219
                                                  -----------      -----------       -----------      -----------
Gross profit                                           10,754            9,847             5,818            4,866

Selling, general and administrative expenses            7,469            6,332             4,016            3,247
                                                  -----------      -----------       -----------      -----------
Operating income                                        3,285            3,515             1,802            1,619

Other expense, net                                        781              336               412              276
                                                  -----------      -----------       -----------      -----------
Income from continuing operations before
income taxes and minority interests                     2,504            3,179             1,390            1,343

Income taxes                                              790            1,099               405              551
                                                  -----------      -----------       -----------      -----------
Income from continuing operations before
minority interests                                      1,714            2,080               985              792

Minority interests                                        336              456               294              258
                                                  -----------      -----------       -----------      -----------
Income from continuing operations                       1,378            1,624               691              534
                                                  -----------      -----------       -----------      -----------

Loss from discontinued operations                          --              (37)               --               (3)

Income (taxes) / benefit                                   --               13                --               --
                                                  -----------      -----------       -----------      -----------

Loss from discontinued operations                          --              (24)               --               (3)
                                                  -----------      -----------       -----------      -----------
Net income                                        $     1,378      $     1,600       $       691      $       531
                                                  ===========      ===========       ===========      ===========
Income per common share from continuing
operations:
         Basic                                    $      0.37      $      0.42       $      0.18      $      0.14
                                                  -----------      -----------       -----------      -----------
         Diluted                                  $      0.37      $      0.42       $      0.18      $      0.14
                                                  -----------      -----------       -----------      -----------
Loss per common share from discountinued
operations:
         Basic                                    $      0.00      $     (0.01)      $      0.00      $     (0.00)
                                                  -----------      -----------       -----------      -----------
         Diluted                                  $      0.00      $     (0.01)      $      0.00      $     (0.00)
                                                  -----------      -----------       -----------      -----------
Income per common share from net income:
         Basic                                    $      0.37      $      0.41       $      0.18      $      0.14
                                                  -----------      -----------       -----------      -----------
         Diluted                                  $      0.37      $      0.41       $      0.18      $      0.14
                                                  -----------      -----------       -----------      -----------

Weighted average number of common shares:
         Basic                                      3,763,049        3,865,547         3,767,972        3,870,346
                                                  -----------      -----------       -----------      -----------
         Diluted                                    3,768,396        3,866,579         3,776,646        3,872,665
                                                  -----------      -----------       -----------      -----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                                Twenty-six weeks ended              Thirteen weeks ended
                                             ----------------------------       ----------------------------
                                               July 3,         June 28,           July 3,         June 28,
                                                2004             2003              2004             2003
                                             -----------      -----------       -----------      -----------
Net income                                   $     1,378      $     1,600       $       691      $       531

Derivative fair market value adjustment              229               20               237              (24)
                                             -----------      -----------       -----------      -----------
Comprehensive income                         $     1,607      $     1,620       $       928      $       507
                                             ===========      ===========       ===========      ===========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                    Twenty-six weeks ended
                                                                 ---------------------------
                                                                 July 3, 2004  June 28, 2003
                                                                 ------------  -------------
Cash flows from operating activities:
        Net income                                                  $ 1,378       $ 1,600
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Minority interests                                              336          (491)
        Depreciation and amortization                                 1,417         1,181
        Equity in income of joint ventures and affiliates              (121)         (185)
        Other non-cash items charged to income                           --            34
        (Gain) / loss on sales of fixed assets                           (2)           --
    Changes in:
        Accounts receivable                                          (1,822)       (1,067)
        Inventories                                                   2,470         2,250
        Prepaid expenses and other assets                             3,305          (340)
        Due from affiliates                                          (1,345)       (1,705)
        Accounts payable and accrued expenses                           730           709
                                                                    -------       -------

           Net cash provided by operating activities                  6,346         1,986
                                                                    -------       -------

Cash flows from investing activities:
    Investment in affiliate                                              --          (281)
    Acquisition of business, net of cash acquired                       871            --
    Fixed asset purchases                                              (262)       (1,856)
    Net proceeds from sale of fixed assets                                5            --
                                                                    -------       -------

           Net cash provided by (used in) investing activities          614        (2,137)
                                                                    -------       -------

Cash flows from financing activities:
    Purchase of treasury stock                                           --           (33)
    Net proceeds from (repayment of) note payable - banks            (2,040)          495
    Repayment of other long-term debt                                  (114)         (104)
    Net proceeds from (repayment of) revolving credit facility       (2,362)         (417)
                                                                    -------       -------

         Net cash used in financing activities                       (4,516)          (59)
                                                                    -------       -------

Net increase (decrease) in cash and cash equivalents                  2,444          (210)
Cash and cash equivalents, beginning of period                        1,701         3,158
                                                                    -------       -------
Cash and cash equivalents, end of period                            $ 4,145       $ 2,948
                                                                    =======       =======
Cash paid during the period for:
    Interest                                                        $   821       $   762
                                                                    =======       =======
    Income taxes                                                    $   349       $   250
                                                                    =======       =======

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Basis of          The accompanying unaudited condensed consolidated
      Presentation      financial statements for General Bearing Corporation and
                        subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.
                        Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.
                        Operating results for the twenty-six weeks ended July 3, 2004 are not necessarily indicative of the results that may be expected for the year ending January 1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 3, 2004.

2.    Change in         In April 2004, General Bearing Corporation ("General")
      Ownership in      invested $1,000,000 in Shanghai General Bearing Co. Ltd.
      Joint Venture     ("SGBC"), effectively increasing its ownership in SGBC
                        from 43.55% to 50%. SGBC is a partnership between General of New York and Shanghai Roller Bearing Factory of Shanghai, China. The April - June 2004 results of
                        SGBC have been fully consolidated in the second quarter of 2004.

3.    Discontinued      The Company's Board of Directors and management adopted
      Operations        a plan in December 2002 to discontinue the operations of
                        the machine tool segment by sale of the assets during 2003. In accordance with Statement of Financial
                        Accounting Standards No. 144, "Accounting for the
                        Impairment or Disposal of Long Lived Assets", prior year statements of operations of the Company have been reclassified to segregate discontinued operations from continuing operations.

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

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Inventories       Inventories consist of the following: (In Thousands)

                                                            July 3, 2004    January 3, 2004
                        -------------------------------------------------------------------
                        Finished bearings                     $11,090            $ 9,931

                        Bearing raw materials, purchased
                        parts and work in process              11,903             12,706
                                                              -------            -------
                                                              $22,993            $22,637
                        -------------------------------------------------------------------

5.    Earnings per      Basic earnings per share includes no dilution and is
      Share             computed by dividing net income by the weighted average
                        number of common shares outstanding for the period.
                        Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                                                                    Twenty-six Weeks Ended
                                                               --------------------------------
                                                               July 3, 2004       June 28, 2003
                        -----------------------------------------------------------------------
                        Diluted earnings per share
                        computation:

                        Basic weighted average common
                        shares outstanding                       3,763,049          3,865,547

                        Incremental shares from assumed
                        exercise of dilutive options                 5,347              1,032
                        -----------------------------------------------------------------------
                                                                 3,768,396          3,866,579
                        -----------------------------------------------------------------------

                                                                      Thirteen Weeks Ended
                                                               --------------------------------
                                                               July 3, 2004       June 28, 2003
                        -----------------------------------------------------------------------
                        Diluted earnings per share
                        computation:

                        Basic weighted average common
                        shares outstanding                       3,767,972          3,870,346

                        Incremental shares from assumed
                        exercise of dilutive options                 8,674              2,319
                        -----------------------------------------------------------------------
                                                                 3,776,646          3,872,665
                        -----------------------------------------------------------------------

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        For the twenty-six weeks ended July 3, 2004 and June 28, 2003, 245,800 and 245,800 options outstanding, respectively, were anti-dilutive. For the thirteen weeks ended July 3, 2004 and June 28, 2003, 245,800 and
                        245,800 options outstanding, respectively, were anti-dilutive.

6.    Derivative        The Company follows Statement of Financial Accounting
      Financial         Standards No. 133 ("SFAS 133") "Accounting for
      Instruments       Derivative Instruments and Hedging Activities", as
                        amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value.

                        In order to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total long-term debt that is subject to variable interest rates. This agreement is considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. For the twenty-six weeks ended July 3, 2004 and June 28, 2003, expenses recognized in earnings relating to the interest rate swap totaled $186,000 and $207,000, respectively and are included in the Statement of Operations in "Other expenses, net". Any amounts reported in "Comprehensive Income" will be reclassified to earnings over the term of the agreement, through 2007.

7.    Litigation        Except as explained in Part II of this report, there
                        have been no material changes in litigation since the events reported in the Company's 10-Q for the fiscal quarter ended April 3, 2004.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

There are no non - GAAP financial measures provided in this report.

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

In April 2004, General increased its ownership in Shanghai General Bearing Co. Ltd. ("SGBC") from 43.55% to 50%. Due to this increased ownership, the financial statements of SGBC have been consolidated for the first time beginning in April 2004.

Continuing Operations

The Company manufactures and distributes a variety of bearings and bearing components under the Hyatt(R) and The General(R) trademarks. The Company supplies original equipment manufacturers ("OEMs") and distributors. The Company's products, sold principally in the United States ("U.S.") and Asia, are used in a broad range of applications, including automobiles, railroad cars, locomotives, trucks, heavy duty trailers, office equipment, machinery and appliances. General has entered into six joint ventures (five with manufacturers in the Peoples Republic of China ("PRC")) to enable it to manufacture high quality, low cost bearings and bearing components. General obtains a majority of its bearing and component requirements from its manufacturing plants in the PRC.

Trends and Uncertainties:

General's business model is based on providing low-cost, high-precision bearing products to predominantly North American customers. The continued cost consciousness of this customer base is a positive trend for the Company, which the Company believes has resulted in increased sales in 2003 - 2004 and the increased sales volume to the automotive market over the past three years. The Company's low-cost Chinese operations provide a competitive advantage for high-precision bearing products. The Company believes this competitive advantage has created opportunities for the Company to grow in 2004 and the future. The Company has attributed the decline in sales to distributors over the past several years to the downturn in U.S. manufacturing. The Company believes there are indications that there will be a recovery in U.S. manufacturing and that its sales will grow as a result of such recovery.

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

Other trends, events and areas of uncertainty which could materially affect the Company include the following:

1. The increased global cost of steel has significantly increased the cost of materials for manufacturing bearings. Additionally, the high demand for steel in China has created a price increase in China that is even greater than the price increase in North America. While the Company has been able to collect material surcharges to offset the increased cost, to some extent, the inability to collect such material surcharges or any significant limitation on it's ability to collect such surcharges could materially and adversely affect the Company's operating income and liquidity.

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

4. The Company's dependence on Chinese products for the supply of bearings and bearing components creates an uncertainty and concentration risk. If for any reason the Company was unable, or limited in its ability to continue to ship products from China, it could experience a material disruption in supply, which would materially adversely affect the Company's operations and liquidity.

5. Expected increases in sales volume may not result in a proportional increase in cash flow as the Company may be required to use cash for working capital associated with the growth in sales.

Results of Operations

      Sales. Sales for the second fiscal quarter ended July 3, 2004 ("Q-2 2004") of $21,526,000 represents a 33.8% increase compared to the second fiscal quarter ended June 28, 2003 ("Q-2 2003"). A large portion of the sales increase is due to the consolidation of SGBC's sales. Additionally, the Company experienced increases in sales of tapered roller bearings for heavy duty truck trailers, drive line components to the automotive industry, precision balls, tapered journal bearings to the railroad industry, heavy duty aftermarket, and distribution.

      Sales for the twenty-six weeks ended July 3, 2004 ("2004") of $39,831,000 represents a 23.4% increase compared to the twenty-six weeks ended June 28, 2003 ("2003"). A large portion of the sales increase is due to the consolidation of SGBC's sales. Additionally, there were increases in sales of drive line components to the automotive industry, tapered roller bearings for heavy duty truck trailers, precision balls, and distribution.

      Gross Profit. Gross profit for Q-2 2004 of $5,818,000 represents a 19.6% increase compared to Q-2 2003. As a percentage of sales, gross profit (GP%) was 27.0% for Q-2 2004 compared to 30.3% for Q-2 2003. The decrease in GP% was mainly due to material cost increases as a result of higher steel costs, the effect of the Chinese government reducing the Value Added Tax credit for exports by 4%, $308,000 in increased inventory provisions, and changes in product mix.

      Gross profit for 2004 of $10,754,000 represents a 9.2% increase compared to 2003. As a percentage of sales, GP% was 27.0% for 2004 compared to 30.5% for 2003. The decrease in GP% was mainly due to material cost increases as a result of higher steel costs, the effect of the Chinese government reducing the Value Added Tax credit for exports by 4%, $450,000 in increased inventory provisions, and changes in product mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 18.7% in Q-2 2004 compared to 20.2% in Q-2 2003. S,G&A increased by $769,000 mainly due to the consolidation of SGBC's expenses, increases in salaries, bad debts, professional fees and travel expenses.

      S,G&A as a percentage of sales were 18.8% in 2004 compared to 19.6% in 2003. S,G&A increased by $1,137,000 mainly due to the consolidation of SGBC's expenses, increases in salaries, bad debts, professional fees, and travel expenses.

      Operating Income. Operating income for Q-2 2004 of $1,802,000 represents an 11.3% increase compared to Q-2 2003 due to higher sales volume, partially offset by lower GP% and higher S,G&A.

      Operating income for 2004 of $3,285,000 represents a 6.5% decrease compared to 2003 due to higher S,G&A and lower GP%, partially offset by higher sales volume.

      Other Expense, net. Other expense, net was $412,000 in Q-2 2004 compared to $276,000 in Q-2 2003 and is comprised of miscellaneous non-operating income and expenses, interest expense and equity in income of affiliates ("equity income") as follows: (In thousands)

                                                             Second Quarter
                                                         2004             2003
                                                         ----------------------
Other non-operating (income) expenses, net               $  12            $ (35)
Interest expense, net                                      462              392
Equity (income) in affiliates                              (62)             (81)
                                                         -----            -----
                                                         $ 412            $ 276

      Other expense, net was $781,000 in 2004 compared to $336,000 in 2003 as follows: (in thousands)

                                                               Six Months
                                                         2004             2003
                                                         ----------------------
Other non-operating (income) expenses, net               $  43            $ (41)
Interest expense, net                                      859              562
Equity (income) in affiliates                             (121)            (185)
                                                         -----            -----
                                                         $ 781            $ 336

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

      Income Tax. The Company recorded income tax expense of $405,000 in Q-2 2004 compared to $551,000 in Q-2 2003. The effective income tax rate was 29.1% in Q-2 2004 compared to 41.0% in Q-2 2003. The Company's effective income tax rate was 31.5% in 2004 compared to 34.6% in 2003.

      Net Income. Net income for Q-2 2004 increased by 29.4% to $691,000 or $.18 per basic and diluted share, from $531,000 or $.14 per basic and diluted share in Q-2 2003. The increase is primarily due to higher sales volume, partially offset by lower GP% and higher S,G&A. Net income for 2004 decreased 13.9% from 2003 to $1,378,000 or $.37 per basic and diluted share, from $1,600,000 or $.41 per basic and diluted share in 2003 mainly due to higher S,G&A, higher Other expenses, net, and lower GP%, partially offset by increased sales volume.

Financial Condition, Liquidity and Capital Resources

            During the periods presented, the Company's primary sources of capital have been net cash provided by operating activities and a Revolving Credit Facility with KeyBank National Association ("Revolving Credit Facility"). The primary demands on the Company's capital resources have been investments in, and advances to, affiliates (joint ventures) and fixed asset purchases made to broaden the Company's product offering and improve operations. At July 3, 2004 and January 3, 2004, the Company had working capital of $21,266,000 and $21,709,000, respectively.

            Cash provided by operating activities in 2004 was $6,346,000. Cash provided by net income before depreciation and amortization, reduced inventory, and reduced prepaid expenses and other assets primarily due to the collection of taxes, was partially offset by increased accounts receivable and due from affiliates.

            Cash provided by investing activities in 2004 was $614,000. The Company invested cash of $807,000 in SGBC as part of the investment required to increase General's ownership from 43.55% to 50%. As a result, $1,678,000 of cash was added to the Company's Consolidated Balance Sheet. During the six months ended July 3, 2004, the Company used cash of $262,000 for capital expenditures.

            Cash used in financing activities in 2004 was $4,516,000. During 2004, the Company had net decreases in debt under its Revolving Credit Facility of $2,362,000, net decreases in Notes payable - banks of $2,040,000 and made $114,000 in payments under its capital lease facility.

            At July 3, 2004, the Company had outstanding debt of $6,819,000 under its Revolving Credit Facility, which expires on July 31, 2006, and had further availability of approximately $14.5 million. The Company is in compliance with all of its loan covenants.

            The Company has not repurchased any shares of it's common stock in 2004. The Company has purchased 410,228 shares of it's common stock for a cost of $1,472,000 since the inception of the Company's Stock Repurchase Program ("the Program") on January 11, 2000. Of the 410,228 shares repurchased, 26,000 have been reissued, primarily to the Board of Directors as part of their annual compensation.

            The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the existing and any future revolving credit facilities will be sufficient to finance the Company's investment commitments, anticipated working capital and capital expenditure requirements for at least the next 24 months. The Company's operating cash flow could be adversely affected if there was a decrease in demand for the Company's products.

The table and notes below describe the Company's contractual obligations related to its liquidity.

(In Thousands)

                                                                  Payments Due by Period
                                               -----------------------------------------------------------
                                                             Less
                                                            than 1        1 - 3        4 - 5       After 5
                                                Total        year         years        years        years
                                               -------      -------      -------      -------      -------
Contractual Obligations:

Bank revolving line of credit                  $ 6,819      $    --      $ 6,819      $    --      $    --

Notes payable - banks                           12,453       10,544        1,909           --           --

Capital lease obligations                          182          152           26            4           --

Other long - term liabilities - affiliate          180           --          180           --           --

Note payable - other                             2,905          200        2,705           --           --
                                               -------      -------      -------      -------      -------

Total obligations - per Balance Sheet           22,539       10,896       11,639            4           --

Off Balance Sheet items:

Operating leases                                12,299        1,346        3,651        1,281        6,021

Equity investment obligations                      250          250           --           --           --
                                               -------      -------      -------      -------      -------

Total contractual cash obligations             $35,088      $12,492      $15,290      $ 1,285      $ 6,021
                                               =======      =======      =======      =======      =======

The amount outstanding under General's revolving line of credit decreased by $2,711,000 to $6,819,000 during the second quarter primarily as a result of cash generated by operating activities as well as the receipt of dividends.

Notes payable - banks increased by $2,713,000 to $12,453,000 and represents debts of the Company's joint ventures, for which General is not liable. The increase in Notes payable - banks is mainly due to the consolidation of SGBC. It is anticipated that these debts will be paid by the joint ventures, to the extent possible, from funds generated from their operations and the balance, if any, refinanced with new bank debt.

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

Interest Rate Risk

            The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt and interest rate swap. As of July 3, 2004, the Company had $5,850,000 outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the twenty-six weeks ended July 3, 2004, the Company's interest rate swap agreement resulted in additional expense of approximately $186,000.

            The following table provides information about the Company's interest rate swap agreement that is sensitive to changes in interest rates. The table presents average notional amounts and weighted average interest rates by fiscal year. Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contract.

                                                                                                            Fair
                                2004           2005           2006           2007           Total           Value
In Thousands
Interest Rate Swaps
 Variable to Fixed (US$)        5,812          4,912          4,012          3,112          5,850            563
   Average Pay Rate              9.17%          9.17%          9.17%          9.17%          9.17%
   Average Receive Rate          3.40%          3.90%          4.50%          5.00%

The following table provides information about the Company's variable rate debt.

                                                                                                                         Fair
                                2004           2005           2006           2007           2008           Total         Value
In Thousands
Debt:
 Variable Rate (US$)           11,000         10,850         10,750         10,500         10,000          6,819         6,819
   Average Interest Rate         3.50%          4.00%          4.60%          5.10%          6.00%          3.25%

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

Foreign Currency Risk

            The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements from domestic companies with international customers are denominated in U.S. dollars. Only a small fraction of the Company's purchases are denominated in foreign currency. General purchases approximately $2,500,000 of product monthly from its Chinese joint ventures, which use proceeds thereof, to satisfy locally incurred liabilities in Renminbi
(RMB). Had there been an adverse 10% fluctuation between the exchange rate of the U.S. dollar and the RMB, it would have resulted in a potential loss of earnings of approximately $1,500,000 for the twenty-six weeks ended July 3, 2004.

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

Following the Company's discovery of the conduct at SGBC which formed the basis of the lawsuit and arbitration proceeding described in the Company's Annual Report on Form 10-K dated April 19, 2004, the Company has taken the following measures: (a) replacement of the individuals who it determined were involved in the wrongful conduct; (b) implementation of a dual signature requirement for certain SGBC expenditures, and (c) the hiring of a Financial Controller, in China, responsible for financial oversight and reporting of the joint ventures.

                                     PART II

Item 1. Legal Proceedings

            There have been no material developments in any of the Company's legal matters subsequent to the events reported in the Company's 10-Q filed May 18, 2004.

Item 5. Other Events

            On April 28, 2004, the Company reported that it received a letter from a group of managers and current stockholders led by Seymour I. Gussack, Chairman of the Company's Board of Directors, David L. Gussack, Chief Executive Officer and Director, and Directors Robert E. Baruc and Nina M. Gussack (the "Management Group"), expressing the Management Group's consideration of taking the Company private through a tender offer for all of the outstanding shares of the Company not owned by the Management Group.

            On July 16, 2004, the Company announced that GBC Acquisition Corp., a company controlled by Seymour Gussack and David Gussack, was commencing a cash tender offer to acquire all of the outstanding common stock of the Company not owned by the Management Group, at an offer price of $4.00 per share.

            On August 16, 2004, GBC Acquisition Corp. announced that the cash tender offer expired in accordance with its terms. The tender offer was subject to a number of conditions, including the tender of a sufficient number of shares such that, GBC Acquisition Corp. would own at least 90% of the outstanding shares. This condition was not satisfied and no shares were purchased in the tender offer.

Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits

            31.1 Certification of the Chief Executive Officer required by Rule 13a - 14(a) or 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

            31.2 Certification of the Controller required by Rule 13a - 14(a) or 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

            32. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

            (b) Current reports on Form 8-K

            On April 28, 2004, the Company filed a Form 8-K reporting that it received a letter from a group of managers and current stockholders led by Seymour I. Gussack, Chairman of the Company's Board of Directors, David L. Gussack, Chief Executive Officer and Director, and Directors Robert E. Baruc and Nina M. Gussack, expressing the group's consideration of taking the Company private through a tender offer for all of the outstanding shares of the Company not owned by the group.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2004.

GENERAL BEARING CORPORATION
---------------------------
(Registrant)


   /s/ David L. Gussack
------------------------------------
David L. Gussack
Chief Executive Officer


   /s/ Rocky Cambrea
------------------------------------
Rocky Cambrea
Controller