Form 10-Q
period 2004-10-02
GENERAL BEARING CORP
filed 2004-11-16
CIK 1026221

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)

          |X| Quarterly Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                      For the quarter ended October 2, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). |_| Yes |X| No

At November 10, 2004, the Registrant had issued 7,124,450 shares of common stock, $.01 par value per share, and had outstanding 3,790,222 shares.

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

                           GENERAL BEARING CORPORATION

                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED OCTOBER 2, 2004

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------
PART I

      Item 1. Financial Statements .....................................  2 - 8

      Item 2. Management's Discussion and Analysis of Results of
              Operations and Financial Condition .......................  9 - 14

      Item 3. Quantitative and Qualitative Disclosure about Market Risk. 15 - 16

      Item 4. Controls and Procedures...................................   16

PART II

      Item 1. Legal Proceedings ........................................   17

      Item 5. Other Events..............................................   17

      Item 6. Exhibits..................................................   17

Signature              .................................................   18

Certifications         ................................................. 45 - 47

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

Item 1.                CONDENSED CONSOLIDATED BALANCE SHEETS
              (In Thousands - Except for Shares and Per Share Data)

                                                               Oct. 2,    January 3,
                                                                2004          2004
                                                              --------    ----------
                              ASSETS                         (Unaudited)
Current:
    Cash and cash equivalents                                 $  5,115     $  1,701
    Accounts receivable - net of allowance for doubtful
       accounts of $586 and $330                                17,361       12,378
    Inventories                                                 23,080       22,637
    Prepaid taxes and taxes recoverable                            895        3,729
    Prepaid expenses and other current assets                    1,335        1,864
    Advances to affiliates                                          57           95
    Deferred tax assets                                          1,652        1,652
                                                              --------     --------
       Total current assets                                     49,495       44,056

Fixed assets, net of accumulated depreciation                   24,281       21,482
Investment in and advances to joint ventures
    and affiliates                                                 582        3,362
Other assets                                                     1,931        1,347
                                                              --------     --------
Total Assets                                                  $ 76,289     $ 70,247
                                                              ========     ========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current:
    Notes payable - banks                                     $  9,078     $  9,021
       Accounts payable:
       Trade                                                     9,060        6,387
       Affiliates                                                  146        1,683
    Accrued expenses and other current liabilities               6,297        4,844
    Current maturities of long-term debt                           297          412
                                                              --------     --------
          Total current liabilities                             24,878       22,347
                                                              --------     --------
Long-term debt, net of current maturities                       13,649       15,266

Other long-term liabilities - affiliate                             --          124

Deferred taxes                                                     886          886

Minority interests                                              12,592        9,153

Commitments and contingencies

Stockholders' equity:
    Preferred stock par value $.01 per share - 1,000,000
       shares authorized, none issued and outstanding               --           --
    Common stock par value $.01 per share - 19,000,000
       shares authorized, 7,124,450 and 7,102,200
       shares issued                                                71           71
    Additional paid-in capital                                  40,202       40,133
    Accumulated other comprehensive loss                          (557)        (792)
    Treasury stock at cost, 3,334,228 and 3,348,228 shares      (1,395)      (1,438)
    Accumulated deficit                                        (14,037)     (15,503)
                                                              --------     --------
          Total stockholders' equity                            24,284       22,471
                                                              --------     --------
Total liabilities and stockholder's equity                    $ 76,289     $ 70,247
                                                              ========     ========

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              (In Thousands - Except for Shares and Per Share Data)
                                   (Unaudited)

                                                                 Thirty-nine weeks ended          Thirteen weeks ended
                                                               --------------------------     ---------------------------
                                                                  Oct. 2,       Sept. 27,        Oct. 2,       Sept. 27,
                                                                   2004           2003            2004            2003
                                                               -----------    -----------     -----------     -----------
Sales                                                          $    60,609    $    46,855     $    20,778     $    14,582

Cost of sales                                                       45,014         33,225          15,938          10,798
                                                               -----------    -----------     -----------     -----------
Gross profit                                                        15,595         13,630           4,840           3,784

Selling, general and administrative expenses                        11,462          9,463           3,993           3,132
                                                               -----------    -----------     -----------     -----------
Operating income                                                     4,133          4,167             847             652

Other expenses, net                                                  1,266            600             485             264
                                                               -----------    -----------     -----------     -----------
Income from continuing operations before income taxes and
minority interests                                                   2,867          3,567             362             388

Income taxes / (benefit)                                               786          1,242              (4)            143
                                                               -----------    -----------     -----------     -----------
Income from continuing operations before minority interests          2,081          2,325             366             245

Minority interests                                                     615            470             278              14
                                                               -----------    -----------     -----------     -----------
Income from continuing operations                                    1,466          1,855              88             231
                                                               -----------    -----------     -----------     -----------
Income / (loss) from discontinued operations                            --            (29)             --               8

Income (taxes) / benefit                                                --             10              --              (3)
                                                               -----------    -----------     -----------     -----------
Income (loss) from discontinued operations                              --            (19)             --               5
                                                               -----------    -----------     -----------     -----------
Net income                                                     $     1,466    $     1,836     $        88     $       236
                                                               ===========    ===========     ===========     ===========
 Income per common share from continuing operations:

         Basic                                                 $      0.39    $      0.48     $      0.02     $      0.06
                                                               -----------    -----------     -----------     -----------
         Diluted                                               $      0.39    $      0.48     $      0.02     $      0.06
                                                               -----------    -----------     -----------     -----------

Loss per common share from discontinued operations:

         Basic                                                 $        --    $        --     $        --     $        --
                                                               -----------    -----------     -----------     -----------
         Diluted                                               $        --    $        --     $        --     $        --
                                                               -----------    -----------     -----------     -----------

Income per common share from net income:

         Basic                                                 $      0.39    $      0.48     $      0.02     $      0.06
                                                               -----------    -----------     -----------     -----------
         Diluted                                               $      0.39    $      0.48     $      0.02     $      0.06
                                                               -----------    -----------     -----------     -----------

Weighted average number of common shares:

         Basic                                                   3,766,129      3,847,021       3,772,288       3,809,969
                                                               -----------    -----------     -----------     -----------
         Diluted                                                 3,776,458      3,853,967       3,796,789       3,824,512
                                                               -----------    -----------     -----------     -----------

      See accompanying notes to condensed consolidated financial statements

                             FINANCIAL STATEMENTS OF
                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In Thousands)
                                   (Unaudited)

                                             Thirty-nine weeks ended      Thirteen weeks ended
                                             -----------------------     -----------------------
                                              Oct. 2,      Sept. 27,      Oct. 2,      Sept. 27,
                                               2004          2003          2004          2003
                                             --------      ---------     --------      ---------
Net income                                   $  1,466      $  1,836      $     88      $    236

Derivative fair market value adjustment           235           168             6           148
                                             --------      --------      --------      --------

Comprehensive income                         $  1,701      $  2,004      $     94      $    384
                                             ========      ========      ========      ========

      See accompanying notes to condensed consolidated financial statements

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                               Thirty-nine weeks ended
                                                             ----------------------------
                                                             Oct. 2, 2004  Sept. 27, 2003
                                                             ------------  --------------
 Cash flows from operating activities:
        Net income                                              $ 1,466       $ 1,836
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Minority interests                                          615          (477)
        Depreciation and amortization                             2,175         1,803
        Equity in income of joint ventures and affiliates          (114)         (321)
        Other non-cash items charged to income                        6            34
        (Gain) / loss on sales of fixed assets                       (2)           --
    Changes in:
        Accounts receivable                                      (2,961)         (637)
        Inventories                                               2,383         2,228
        Prepaid expenses and other assets                         3,986           458
        Due from affiliates                                      (1,364)       (1,268)
        Accounts payable and accrued expenses                       850           124
                                                                -------       -------
           Net cash provided by operating activities              7,040         3,780
                                                                -------       -------

Cash flows from investing activities:
    Investment in affiliate                                          --          (281)
    Acquisition of business, net of cash acquired                   871            --
    Fixed asset purchases                                          (913)       (2,063)
    Net proceeds from sale of fixed assets                            5            --
                                                                -------       -------
           Net cash used in investing activities                    (37)       (2,344)
                                                                -------       -------
Cash flows from financing activities:
    Purchase of treasury stock                                       --          (476)
    Proceeds from exercise of common stock options                   70            --
    Proceeds from partner contributions in a joint venture          370            --
    Net proceeds from (repayment of) note payable - banks        (2,358)          597
    Repayment of other long-term debt                              (172)         (158)
    Repayment of revolving credit facility                       (1,499)       (2,374)
                                                                -------       -------
         Net cash used in financing activities                   (3,589)       (2,411)
                                                                -------       -------
Net increase (decrease) in cash and cash equivalents              3,414          (975)
Cash and cash equivalents, beginning of period                    1,701         3,158
                                                                -------       -------
Cash and cash equivalents, end of period                        $ 5,115       $ 2,183
                                                                =======       =======
Cash paid during the period for:
    Interest                                                    $ 1,288       $ 1,141
                                                                =======       =======
    Income taxes                                                $   475       $   441
                                                                =======       =======

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of             The accompanying unaudited condensed consolidated
   Presentation         financial statements for General Bearing Corporation and
                        subsidiaries ("the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Regulation S-X.
                        Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included.
                        Operating results for the thirty-nine weeks ended
                        October 2, 2004 are not necessarily indicative of the results that may be expected for the year ending January
                        1, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended January 3, 2004.

2. Change in Ownership  In April 2004, General Bearing Corporation ("General")
   in Joint Venture     invested $1,000,000 in Shanghai General Bearing Co. Ltd.
                        ("SGBC"), effectively increasing its ownership in SGBC from 43.55% to 50% and assumed control of operations.
                        SGBC is a partnership between General and Shanghai
                        Roller Bearing Factory of Shanghai, China ("SRBF").
                        Beginning in the second quarter of 2004, the results of SGBC have been fully consolidated and General's investment in SGBC has been eliminated from "investments in affiliates" accordingly.

                        In November 2001, General and SRBF agreed to a new joint venture contract whereby ownership in SGBC would be increased to 50% by virtue of General contributing an additional $3,000,000 between 2002-2004. "Other assets" includes $684,000 of goodwill relating to General's increased ownership in SGBC which has not been allocated to specific assets.

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

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Inventories          Inventories consist of the following: (In Thousands)

                                                                                   October 2, 2004         September 27, 2003
                        -----------------------------------------------------------------------------------------------------
                        Finished bearings                                                  $13,486                    $10,895

                        Bearing raw materials, purchased parts and work
                        in process                                                           9,594                     14,846
                                                                                           -------                    -------
                                                                                           $23,080                    $25,741
                        =====================================================================================================

5. Earnings per Share   Basic  earnings per share includes no dilution and is
                        computed by dividing net income by the weighted average number of common shares outstanding for the period.
                        Diluted earnings per share reflect, in periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted earnings per share follows:

                                                                                             Thirty-nine weeks ended
                                                                                      ---------------------------------------
                                                                                      Oct. 2, 2004             Sept. 27, 2003
                        -----------------------------------------------------------------------------------------------------
                        Diluted earnings per share computation:

                        Basic weighted average common shares outstanding                 3,766,129                  3,847,021

                        Incremental shares from assumed exercise of
                        dilutive options                                                    10,329                      6,946
                        -----------------------------------------------------------------------------------------------------
                                                                                         3,776,458                  3,853,967
                        =====================================================================================================

                                                                                                Thirteen weeks ended
                                                                                      ---------------------------------------
                                                                                      Oct. 2, 2004             Sept. 27, 2003
                        -----------------------------------------------------------------------------------------------------
                        Diluted earnings per share computation:

                        Basic weighted average common shares outstanding                 3,772,288                  3,809,969

                        Incremental shares from assumed exercise of
                        dilutive options                                                    24,501                     14,543
                        -----------------------------------------------------------------------------------------------------
                                                                                         3,796,789                  3,824,512
                        =====================================================================================================

                           GENERAL BEARING CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        For the thirty-nine weeks ended October 2, 2004 and September 27, 2003, 243,550 and 245,800 options outstanding, respectively, were anti-dilutive. For the thirteen weeks ended October 2, 2004 and September 27, 2003, 160,800 and 245,800 options outstanding, respectively, were anti-dilutive.

6. Derivative           The Company follows Statement of Financial Accounting
   Financial            Standards No. 133 ("SFAS 133") "Accounting for
   Instruments          Derivative Instruments and Hedging Activities", as
                        amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value.

                        In order to manage it's exposure to changes in interest rates, the Company has entered into an interest rate swap agreement to hedge a portion of its total long-term debt that is subject to variable interest rates. This agreement is considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations. For the thirty-nine weeks ended October 2, 2004 and September 27, 2003, expenses recognized in earnings relating to the interest rate swap totaled $270,000 and $311,000, respectively and are included in the Statement of Operations in "Other expenses, net". Any amounts reported in "Comprehensive Income" will be reclassified to earnings over the term of the agreement, through 2007.

7. Litigation           Except as explained in Part II of this report, there
                        have been no material changes in litigation since the events reported in the Company's 10-Q for the fiscal quarter ended July 3, 2004.

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

In December 2003, the Company completed management's previously adopted plan and disposed of the assets and liabilities of General Ball & Roller, Inc. (formerly known as WMW Machinery Company) and its interest in World Machinery Works, S.A., to two separate entities that are majority owned by an officer of General. Currently, the entities owned by the officer are not current with regard to their purchase payments under the agreement of sale.

In April 2004, General increased its ownership in Shanghai General Bearing Co. Ltd. ("SGBC") from 43.55% to 50% and assumed control of operations. Due to this increased ownership, the financial statements of SGBC have been consolidated for the first time beginning in April 2004.

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

Trends and Uncertainties

General's business model is based on providing low-cost, high-precision bearing products to predominantly North American customers. The continued cost consciousness of this customer base is a positive trend for the Company, which the Company believes has resulted in increased sales in 2003 - 2004 and the increased sales volume to the transportation market over the past three years. The Company's low-cost Chinese operations provide a competitive advantage for high-precision bearing products. The Company believes this competitive advantage has created opportunities for the Company to grow in 2004 and the future. The Company has attributed the decline in sales to distributors over the past several years to the downturn in U.S. manufacturing. The Company has seen some improvement in 2004 and sees this as an indication that there will be a recovery in U.S. manufacturing and that its sales will grow as a result of such recovery.

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

Other trends, events and areas of uncertainty which could materially affect the Company include the following:

1. The increased global cost of steel has significantly increased the cost of materials for manufacturing bearings. Additionally, the high demand for steel in China has created a price increase in China that is even greater than the price increase in North America. While the Company has been able to collect material surcharges to offset a portion of this increased cost, the inability to collect such material surcharges or any significant limitation on it's ability to collect such surcharges could materially and adversely affect the Company's operating income and liquidity.

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

Results of Operations

      Sales. Sales for the thirteen weeks ended October 2, 2004 ("Q-3 2004") of $20,778,000 represents a 42.5% increase compared to $14,582,000 for the thirteen weeks ended September 27, 2003 ("Q-3 2003"). A large portion of the sales increase ($2,677,000) is due to the consolidation of SGBC's sales into the Company's financial statements. Additionally, the Company experienced increases in sales of tapered roller bearings for heavy duty truck trailers, drive line components to the automotive industry, precision balls, tapered journal bearings to the railroad industry, heavy duty aftermarket, and distribution.

      Sales for the thirty-nine weeks ended October 2, 2004 ("2004") of $60,609,000 represents a 29.4% increase compared to $46,855,000 for the thirty-nine weeks ended September 27, 2003 ("2003"). A large portion of the sales increase ($5,153,000) is due to the consolidation of SGBC's sales into the Company's financial statements. Additionally, the Company experienced increases in sales of drive line components to the automotive industry, tapered roller bearings for heavy duty truck trailers, precision balls, distribution, heavy duty aftermarket, and tapered journal bearings to the railroad industry.

      Gross Profit. Gross profit for Q-3 2004 of $4,840,000 represents a 27.9% increase compared to $3,784,000 for Q-3 2003. As a percentage of sales, gross profit (GP%) was 23.3% for Q-3 2004 compared to 25.9% for Q-3 2003. The decrease in GP% was mainly due to material cost increases as a result of higher steel costs, $910,000 in increased inventory provisions, the effect of the Chinese government reducing the Value Added Tax credit for exports by 4%, and changes in product mix.

      Gross profit for 2004 of $15,595,000 represents a 14.4% increase compared to $13,630,000 for 2003. As a percentage of sales, GP% was 25.7% for 2004 compared to 29.1% for 2003. The decrease in GP% was mainly due to material cost increases as a result of higher steel costs, $1,317,000 in increased inventory provisions, the effect of the Chinese government reducing the Value Added Tax credit for exports by 4%, and changes in product mix.

      Selling, General and Administrative Expenses. Selling, general and administrative expenses (S,G&A) as a percentage of sales were 19.2% in Q-3 2004 compared to 21.5% in Q-3 2003. S,G&A increased by $861,000 mainly due to the consolidation of SGBC's expenses ($433,000) into the Company's financial statements, increases in salaries, bad debts, travel and entertainment, professional fees, as well as increases in variable expenses such as freight and sales commissions.

      S,G&A as a percentage of sales were 18.9% in 2004 compared to 20.2% in 2003. S,G&A increased by $1,999,000 mainly due to the consolidation of SGBC's expenses ($802,000) into the Company's financial statements, increases in salaries, professional fees, travel and entertainment, bad debts, insurance, and sales commissions, partially offset by reduced promotion expense and real estate taxes as a result of a reduced assessment.

      Operating Income. Operating income for Q-3 2004 of $847,000 represents a 29.9% increase compared to $652,000 for Q-3 2003 due to the higher sales volume, partially offset by lower GP% and higher S,G&A.

      Operating income for 2004 of $4,133,000 represents a 0.8% decrease compared to $4,167,000 for 2003 due to higher S,G&A and lower GP%, partially offset by increased sales.

      Other Expense, net. Other expense, net was $485,000 in Q-3 2004 compared to $264,000 in Q-3 2003 and is comprised of miscellaneous non-operating income and expenses, interest expense and equity in income of affiliates ("equity income") as follows: (In thousands)

                                                               Third  Quarter
                                                              2004         2003
                                                             ------------------

Other non-operating (income) expenses, net                   $   5        $   8
Interest expense, net                                          472          392
Equity loss / (income) in affiliates                             8         (136)
                                                             -----        -----
                                                             $ 485        $ 264
                                                             =====        =====

Other expense, net was $1,266,000 in 2004 compared to $600,000 in 2003 as follows: (in thousands)

                                                               Nine Months
                                                            2004          2003
                                                          ---------------------

Other non-operating (income) expenses, net                $    49       $   (33)
Interest expense, net                                       1,331           954
Equity (income) in affiliates                                (114)         (321)
                                                          -------       -------
                                                          $ 1,266       $   600
                                                          =======       =======

Pursuant to requirements imposed in 1993 by the United States Office of Foreign Assets Control ("OFAC"), at the end of 2002 the Company carried a net payable ("IKL payable") to General IKL Corp., an affiliate. The requirement arose out of sanctions imposed by the U.S. government on the countries comprising the former Republic of Yugoslavia, "freezing" certain assets in the United States. In February 2003, OFAC "unfroze" assets affected by the sanctions and the Company reduced a significant portion of the IKL payable which the Company disputed, resulting in a $238,000 reduction in interest expense as of March 29, 2003.

      Income Tax. The Company recorded an income tax benefit of $4,000 in Q-3 2004 compared to income tax expense of $143,000 in Q-3 2003. The income tax benefit in Q-3 2004 was the result of a reversal of a previously recorded tax accrual in the amount of $154,000 at one of the Company's joint ventures.

      Income tax. The Company recorded income tax expense of $786,000 in 2004 compared to $1,242,000 in 2003. The Company's effective income tax rate was 27.4% in 2004 compared to 34.8% in 2003.

      Net Income. Net income for Q-3 2004 decreased by 62.7% to $88,000 or $.02 per basic and diluted share, from $236,000 or $.06 per basic and diluted share in Q-3 2003. The decrease is primarily due to higher S,G&A, lower GP% and higher Other expenses, net, partially offset by higher sales volume. Net income for 2004 decreased 20.2% from 2003 to $1,466,000 or $.39 per basic and diluted share, from $1,836,000 or $.48 per basic and diluted share in 2003 mainly due to the factors affecting the quarterly net income.

Financial Condition, Liquidity and Capital Resources

      During the periods presented, the Company's primary sources of capital have been net cash provided by operating activities and a Revolving Credit Facility with KeyBank National Association ("Revolving Credit Facility"). The primary demands on the Company's capital resources have been investments in, and advances to, affiliates (joint ventures) and fixed asset purchases made to increase capacity and broaden the Company's product offering and improve operations. At October 2, 2004 and January 3, 2004, the Company had working capital of $24,617,000 and $21,709,000, respectively.

      Cash provided by operating activities in 2004 was $7,040,000. Cash provided by net income before depreciation and amortization, inventory reductions, reduced prepaid expenses and other assets primarily due to the collection of taxes, and higher accounts payable and accrued expenses was partially offset by increased accounts receivable and due from affiliates.

      Cash used in investing activities in 2004 was $37,000. During the nine months ended October 2, 2004, the Company used cash of $913,000 for capital expenditures. The Company invested cash of $807,000 in SGBC as part of the investment required to increase General's ownership from 43.55% to 50%. As a result, $1,678,000 of cash was added to the Company's consolidated Balance Sheet.

      Cash used in financing activities in 2004 was $3,589,000. During 2004, the Company had net decreases in Notes payable - banks of $2,358,000, net decreases in debt under its Revolving Credit Facility of $1,499,000, and made $172,000 in payments under its capital lease facility.

      On October 2, 2004, the Company had outstanding debt of $7,682,000 under its Revolving Credit Facility, which expires on July 31, 2006, and had further availability of approximately $11.9 million. The Company is in compliance with all of its loan covenants.

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

      The Company believes that funds generated from continuing operations, capital lease financing and borrowing under the existing and any future revolving credit facilities will be sufficient to finance the Company's investment commitments, anticipated working capital and capital expenditure requirements for at least the next twenty four months. The Company's operating cash flow could be adversely affected if there was a decrease in demand for the Company's products.

The table and notes below describe the Company's contractual obligations related to its liquidity.
(In Thousands)

                                                                 Payments Due by Period
                                               -----------------------------------------------------------
                                                              Less
                                                             than 1       1 - 3        4 - 5       After 5
                                                Total         year        years        years        years
                                               -------      -------      -------      -------      -------
Contractual Obligations:

Bank revolving line of credit                  $ 7,682      $    --      $ 7,682      $    --      $    --

Notes payable - banks                           12,135        9,078        3,057           --           --

Capital lease obligations                          124           97           17           10           --

Other long - term liabilities - affiliate          178           --          178           --           --

Note payable - other                             2,905          200        2,705           --           --
                                               -------      -------      -------      -------      -------
Total obligations - per Balance Sheet           23,024        9,375       13,639           10           --

Off Balance Sheet items:

Operating leases                                11,958        1,290        3,686        1,281        5,701

Equity investment obligations                      250          250           --           --           --
                                               -------      -------      -------      -------      -------
Total contractual cash obligations             $35,232      $10,915      $17,325      $ 1,291      $ 5,701
                                               =======      =======      =======      =======      =======

The amount outstanding under General's revolving line of credit increased by $863,000 to $7,682,000 during the third quarter primarily as a result of cash invested in the China operations to increase capacity.

During the thirteen weeks ended October 2, 2004, Notes payable - banks decreased by $318,000 to $12,135,000 and represents debts of the Company's joint ventures, for which General is not liable. It is anticipated that these debts will be paid by the joint ventures, to the extent possible, from funds generated from their operations and the balance, if any, refinanced with new bank debt.

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

Interest Rate Risk

      The Company's primary market risks are fluctuations in interest rates and variability in interest rate spread relationships (i.e., prime to LIBOR spreads) on its bank debt and interest rate swap. As of October 2, 2004, the Company had $5,625,000 outstanding subject to an interest rate swap. This swap is used to convert floating rate debt relating to the Company's revolving credit agreement to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a fixed interest rate of 9.17% for the variable rate. The swap amortizes by $75,000 per month and terminates in December 2007. Under the interest rate environment during the thirty-nine weeks ended October 2, 2004, the Company's interest rate swap agreement resulted in additional expense of approximately $270,000.

      The following table provides information about the Company's interest rate swap agreement that is sensitive to changes in interest rates. The table presents average notional amounts and weighted average interest rates by fiscal year. Notional amounts are used to calculate the contractual cash flows to be exchanged under the swap contract.

                                                                           Fair
                              2004     2005     2006     2007     Total    Value
In Thousands
Interest Rate Swaps
  Variable to Fixed (US$)     5,812    4,912    4,012    3,112    5,625     557
    Average Pay Rate          9.17%    9.17%    9.17%    9.17%    9.17%
    Average Receive Rate      3.85%    4.25%    4.75%    5.25%

The following table provides information about the Company's variable rate debt.

                                                                           Fair
                              2004     2005     2006     2007     Total    Value
In Thousands
Debt:
  Variable Rate (US$)        10,000    9,850    9,750    9,500    7,682    7,682
    Average Interest Rate     3.70%    4.10%    4.60%    5.10%    3.61%

The Company's management believes that fluctuations in interest rates in the near term would not materially affect the Company's consolidated operating results, financial position or cash flows as the Company has limited risks related to interest rate fluctuations.

Foreign Currency Risk

      The Company does not use foreign currency forward exchange contracts or purchased currency options to hedge local currency cash flows or for trading purposes. All sales arrangements from domestic companies with international customers are denominated in U.S. dollars. Only a small fraction of the Company's purchases are denominated in foreign currency. The Company purchases approximately $2,500,000 of product monthly from its Chinese joint ventures, which use proceeds thereof, to satisfy locally incurred liabilities in Renminbi
(RMB). Had there been an adverse 10% fluctuation between the exchange rate of the U.S. dollar and the RMB, it would have resulted in a potential loss of earnings of approximately $2,250,000 for the thirty-nine weeks ended October 2, 2004.

Item 4. Controls and Procedures

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") as of the end of the period covered by this Report. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Controller. The Company's management, including the CEO and Controller, does not expect that its Disclosure Controls or its "internal control over financial reporting" ("Internal Controls") will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its Internal Controls to enhance, where necessary, its procedures and controls.

Conclusions: Based upon the Controls Evaluation, the CEO and Controller have concluded that, subject to the limitations noted above, the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared. In accordance with SEC requirements, the CEO and Controller note that, since the date of the Controls Evaluation to the date of this report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART II

Item 1. Legal Proceedings

      Trustee for Integrated Legal and Financial Problem Solvers, Inc., Defined Benefit Pension Plan and Trust vs. General Bearing Corporation, et al.

      The plaintiff in the above entitled action (disclosed in the Company's Report on form 8-K dated August 12, 2004), voluntarily dismissed the action on August 30, 2004.

Item 5. Other Events

      The Company has entered into an amendment, filed herewith as exhibit 10.26, with KeyBank National Association permitting additional investment in its foreign subsidiaries.

Item 6. Exhibits

      (a) Exhibits

      10.26 Amendment number 4 to the Credit Agreement between KeyBank National Association and the Company.

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

Date: November 16, 2004.

GENERAL BEARING CORPORATION
(Registrant)


/s/ David L. Gussack
---------------------------
David L. Gussack
Chief Executive Officer


/s/ Rocky Cambrea
---------------------------
Rocky Cambrea
Controller